Form 10-K
period 1995-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1996-04-17
CIK 784054

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995

                                       OR

[   ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the Transition Period from _______to _______



                         Commission file number: 0-15753

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-3314609
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  411 West Putnam Avenue, Greenwich CT                         06830
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7000

Securities registered pursuant to Section 12(b) of the Act:

       None                                              None
(Title of each class)                (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A to the Prospectus of the registrant dated April 28, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, is incorporated by reference in Part IV of this Form 10-K.

                                     PART I

Item 1.           Business.

                  High Equity Partners L.P. - Series 86 (the "Partnership") is a Delaware limited partnership formed as of November 14, 1985. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. Resources High Equity, Inc., a Delaware corporation, is the Partnership's investment general partner (the "Investment General Partner") and Resources Capital Corp., a Delaware corporation, is the Partnership's administrative general partner (the "Administrative General Partner"). Both the Investment General Partner and the Administrative General Partner are wholly-owned subsidiaries of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"). Until November 3, 1994, both the Investment General Partner and the Administrative General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Second Group Partners which withdrew as of that date. (The Investment General Partner, the Administrative General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners.") Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

                  The Partnership offered 800,000 units of limited partnership interest (the "Units"), pursuant to the Prospectus of the Partnership dated April 28, 1986, as supplemented by Supplements dated July 11, 1986, September 26, 1986, December 1, 1986, January 30, 1987, February 6, 1987, May 26, 1987,
and December 30, 1987 (collectively, the "Prospectus"), filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of the Partnership's Registration Statement on Form S-11, Commission File No. 33-1853, as amended (the "Registration Statement"), pursuant to which the Units were registered. Upon termination of the offering in September 1987, the Partnership had accepted subscriptions (including Units held by the initial limited partner) for 588,010 Units for an aggregate of $147,002,500 in gross proceeds, resulting in net proceeds from the offering of $142,592,500 (gross proceeds of $147,002,500 less organization and offering costs of $4,410,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

                  As of March 15, 1996, the Partnership had invested all of its net proceeds available for investment after establishing a working capital reserve and had acquired the eleven properties listed below. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: 568 Broadway and Matthews Festival represented 17.4% and 16.4%, respectively, in 1995; Melrose Crossing and Matthews Festival represented approximately 16.1% and 15.8%, respectively, in 1994; and Melrose Crossing represented approximately 21% in 1993.

                  The Partnership owned the following properties as of March 15, 1996:

                  (1) Century Park I. On November 7, 1986, a joint venture (the "Century Park Joint Venture") comprised of the Partnership and Integrated Resources High Equity Partners, Series 85, a California limited partnership ("HEP-85"), an affiliated public limited partnership, purchased the fee simple interest in Century Park I ("Century Park I"), an office complex. The Partnership and HEP-85 each have a 50% interest in the Century Park Joint Venture.

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 203,188 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 74% leased as of January 1, 1996 compared to 26% at January 1, 1995. During 1995, management executed lease agreements for an aggregate of approximately 93,300 square feet with Medaphis, Pacific Bell, and Honeywell. There are no leases which represent at least 10% of the square footage of the property scheduled to expire in 1996.

                  Century Park I is subject to competition from other office parks and office buildings in the area. Although vacancies still exist in the suburban San Diego market, Century Park II, which is immediately adjacent to the Partnership's property in the same office park, has been leased to San Diego Gas & Electric on a long-term basis and will not represent competition to Century Park I for the foreseeable future.

                  (2) 568 Broadway. On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Partnership and HEP-85 acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the Partnership and HEP-85 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, High Equity Partners L.P. - Series 88 ("HEP-88"), an affiliated public limited partnership sponsored by Integrated. HEP-88 contributed $10,000,000 for a 22.15% interest in the joint venture. HEP-85 and the Partnership each retain a 38.925% interest in the joint venture.

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 95% leased as of January 1, 1996 compared to 73% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire in 1996.

                  568 Broadway competes with several other buildings in the SoHo area.

                  (3) Seattle Tower. On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Partnership and HEP-85 acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Partnership and HEP-85 each have a 50% interest in the Seattle Landmark Joint Venture.

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1996 was 89% compared to 75% at January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  The Partnership believes that Seattle Tower's primary direct competition comes from three office buildings of similar size or age in the immediate vicinity of Seattle Tower, which buildings have current occupancy rates which are comparable to Seattle Tower's.

                  (4) Commonwealth Industrial Park. On April 14, 1987, the Partnership purchased a fee simple interest in the Commonwealth Industrial Park ("Commonwealth"), located in Fullerton, California. Commonwealth consists of three light manufacturing/warehouse buildings, containing 273,576 square feet in the aggregate.

                  Commonwealth is located within the western industrial sector of the city of Fullerton. The property is bounded by Artesia Boulevard on the north and Commonwealth Avenue on the South. The Artesia Freeway (State 91) and the Santa Ana Freeway (Interstate 5) are nearby. The area is a mixture of established residential neighborhoods and old and new retail and light industrial buildings. The Fullerton Airport, accommodating small aircraft only, is a block from the property. Commonwealth is comprised of one 21-year-old building (164,650 square feet) and one 16-year-old building (51,600 square feet), both of which were completely renovated in 1985, and one building of 57,326 square feet that was constructed in 1986. The oldest building has a brick exterior and a bow-truss roof system with skylights. The other two buildings are of precast tilt-up concrete construction with wood beam supported roofs. A two-story wood siding and glass office addition has been made to each of the renovated buildings. The site consists of approximately 12.4 acres, with parking to accommodate 391 cars. The property was 66% leased as of January 1, 1996, compared to 46% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996; however, a tenant occupying 74,143 square feet or 27% of the property continues on a month to month basis.

                  Commonwealth is subject to primary competition from many industrial parks in north Orange County and southern Los Angeles County, many of which are of more modern design with more efficient loading docks and greater yard space.

                  (5) Commerce Plaza I. On April 23, 1987, the Partnership purchased a fee simple interest in Commerce Plaza I located in Richmond, Virginia.

                  Commerce Plaza I is located in the Commerce Center Business Park, an office park situated at the intersection of I-64, Glenside Drive and Broad Street in Henrico County, northwest of Richmond, Virginia. This area, referred to as the West End, contains established residential neighborhoods as well as corporate headquarters and many of Richmond's suburban office parks. Commerce Plaza I's building is constructed of steel with red brick facade and insulated bronze tinted glass. It is situated on a site of approximately 4.2 acres, has a net rentable area of approximately 85,000 square feet and provides parking for approximately 300 cars. Commerce Plaza I was 92% leased as of January 1, 1996, compared to 82% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  The West End of Richmond, Virginia presently has 8.3 million square feet of office space with a vacancy rate of 3%. Of this space, 3.9 million square feet is in direct competition with Commerce Plaza I.

                  (6) Melrose Crossing. On January 5, 1988, the Partnership purchased a fee simple interest in Melrose Crossing, a neighborhood shopping center located in Melrose Park, Illinois. Completed in January 1987, Melrose Crossing contains 138,355 square feet of rentable space in addition to 88,000 square feet which is leased to Venture department store (which is owned by a third party). This store anchors both Melrose Crossing and Phase II of Melrose Crossing Shopping Center which is to the north of Melrose Crossing and is owned by HEP-88. It is situated on approximately 11.6 acres and has parking space for 1,150 cars. As of January 1, 1996, the shopping center was 50% leased, compared to 69% at January 1, 1995. There is one lease which represents 18% of the square footage of the center that is scheduled to expire during 1996.

                  Melrose Crossing is located 10 miles west of Chicago's Loop, adjacent to another parcel of land purchased by the Partnership known as the "Melrose Out Parcel" (described more fully below), in an area comprised primarily of heavy industrial and dense residential properties. The area is virtually 100% developed.

                  In December  1993,  Reiters,  Inc., a 6,400 square foot tenant which had been experiencing financial difficulty, filed for bankruptcy protection and disaffirmed its lease and vacated in 1994. The F&M Drug Store ("F&M Drug") filed bankruptcy and discontinued operations on January 25, 1995. F&M Drug occupied 25,200 square feet and has since rejected its lease in the bankruptcy court. Currently, negotiations are underway to lease the F&M Drug space to a Chicago- based grocer. There are currently seven other retail centers within a three-mile radius of Melrose Crossing that are considered competitive. These centers have approximately one million square feet of rentable space, with an overall average occupancy rate of approximately 85%. In 1993, several other large retailers such as WalMart and Target opened stores in the Melrose Park area. The Partnership believes this will ultimately help Melrose Crossing as the area continues its growth as a retail hub.

                  (7) Matthews Township Festival. On February 23, 1988, the Partnership purchased a fee simple interest in Matthews Township Festival ("Matthews Festival"), a neighborhood shopping center located in Matthews, North Carolina.

                  Completed in November 1987, Matthews Festival contains 127,388 square feet of rentable space. As of January 1, 1996, Matthews Festival was 89% leased compared to 91% at January 1, 1995. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1996. During 1990 the "anchor" supermarket tenant vacated. Although this tenant continues to pay rent on its lease, which expires in November 2007, the physical vacancy has the effect of reducing traffic in the center. Presently A&P, the lessee of the supermarket anchor space, is negotiating with Uptons to sublet their space. The Partnership continues to provide some tenants with rent concessions where appropriate.

                  Matthews Festival is located on the edge of an established residential development in the city of Charlotte, North Carolina on Independence Boulevard, the major thoroughfare linking the east end of Charlotte and the high income eastern suburban communities of Matthews and Mint Hill. It was developed as the first phase of an intended two phase shopping complex aggregating approximately 550,000 square feet. Home Depot, Harris Teeter Grocery and Steinmart are tenants on the adjacent property. Access is through the Partnership's property and the Partnership believes that this development has favorably affected shopper traffic at Matthews Festival. Highway construction which was completed in 1994, provides major access improvement.

                  Matthews Festival competes with other shopping centers in the Southeast Charlotte area, including Windsor Square, Crown Point, Sardis Village and Sardis Crossing. In addition, a large parcel of land directly across the road from Matthews Festival is zoned for development as a 750,000 square foot regional mall. The construction of an 180,000 square foot strip center, diagonally across the road has begun and is expected to be completed by the end of 1996. Thus, in the future Matthews Festival may also have to compete with additional development of the nearby properties.

                  (8) Sutton Square Shopping Center. On April 15, 1988, the Partnership purchased a fee simple interest in Sutton Square Shopping Center ("Sutton Square"), located in Raleigh, North Carolina. Sutton Square is a 101,965 square foot open air shopping center that was 100% leased as of January 1, 1996 and 1995. In 1996, leases representing 20,073 square feet of space will expire.

                  Sutton Square is subject to competition from numerous other shopping centers. There are more than 15 centers within a three-mile radius of Sutton Square. The only anchor tenant competition (food and drugs) within a one-mile radius are the nearby centers of Falls Village and North Ridge. The following centers are located within a two-mile radius of Sutton Square: Colony Shopping Center, Wake Forest Square, Celebration at Six Forks and Quail Corners Shopping Center. In addition, two other centers are under construction within a two-mile radius. Major tenants at these centers include Kroger, Steinmart and Ben Franklin.

                  (9) 230 East Ohio Street. On May 2, 1988, the Partnership purchased a fee simple interest in 230 East Ohio Street, located in the North Michigan Avenue submarket of Chicago, Illinois. 230 East Ohio Street is a renovated seven-story Class B office building containing approximately 83,600 net rentable square feet. 230 East Ohio Street was 75% leased as of January 1, 1996 compared to 61% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  The downtown Chicago market remains soft. However, various improvements to the facade and elevators, along with the leasing of the ground floor to a restaurant, should improve the building's appeal to potential tenants.

                  (10) TMR Warehouses. On September 15, 1988, Tri-Columbus Associates ("Tri- Columbus"), a joint venture comprised of the Partnership, HEP-88 and IR Columbus Corp. ("Columbus Corp."), a wholly owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses"), located in Columbus, Ohio. The Partnership has a 20.66% undivided interest in the Tri-Columbus. Columbus Corp. subsequently sold its interest in Tri-Columbus to HEP-88. The Partnership's ownership was not affected by the transfer of Columbus Corp.'s interest in the venture to HEP-88.

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1996 and 1995, the Orange and Grove City buildings were each 100% leased to a single tenant. As of January 1, 1995, the Hilliard property was 100% leased by Eddie Bauer, Inc., but Eddie Bauer, Inc. vacated the property in the second quarter of 1995. During 1995, management executed a three-year lease with Micro Electronics Inc. for 175,000 of Hilliard's 237,500 square foot space that had been leased to Eddie Bauer, Inc., resulting in an overall occupancy rate at Hilliard of 74% as of January 1, 1996.

                  The TMR Warehouses compete with numerous other warehouses in the market area which currently have in excess of one million square feet available.

                  (11) The Melrose Out Parcel. On November 3, 1988, the Partnership purchased the fee simple interest in a parcel of vacant land (the "Melrose Out Parcel") adjacent to the Melrose Crossing Shopping Center, located in Melrose Park, Illinois. (See "Melrose Crossing" above). The parcel consists of approximately 18,000 square feet of vacant land. In 1993, the Partnership entered into a ten year ground lease with Rally's Hamburgers, Inc. ("Rally's") which constructed a drive- through hamburger restaurant on the site at its own cost. In January 1995, Rally's ceased operating due to low sales volume. Rally's is required to continue paying rent for the entire lease term which expires in April 2004.

Write-downs for Impairment

                  See Note 4 to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of write-downs for impairment.

Competition

                  The real estate business is highly competitive and, as described more particularly above, the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates that engage in businesses that may compete with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

Employees

                  Services are performed for the  Partnership  at the properties by on-site personnel. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership.
Services are also performed by the Investment and Administrative General Partners and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for Century Park I, Seattle Tower, Commonwealth Industrial Park, Commerce Plaza I, Melrose Crossing, Matthews Festival, 568 Broadway, Sutton Square and 230 East Ohio and subcontracts certain management and leasing functions to unaffiliated third parties. The TMR Warehouses are currently directly managed by Resources Supervisory.

                  The Partnership does not have any employees. Wexford Management LLC ("Wexford") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Item 2.            Properties.

                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceedings.

                  The Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

                  A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs alleged that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

                  On or about May 11, 1993, the Partnership was advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Superior Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership.

                  On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The Amended Complaint asserted claims against the General Partners of the Partnership, the general partners of HEP-85, the managing general partner of HEP-88 and certain officers of the Administrative and Investment General Partners, among others. The Investment General Partner of the Partnership is also a general partner of HEP-85 and HEP-88.

                  On July 19, 1995, the Superior Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the Partnership, HEP-85 and HEP-88 (collectively, the "HEP Partnerships") (representing approximately 4% of outstanding units) requested exclusion and 15 limited partners filed written objections to the proposed settlement. The California Department of Corporations also sent a letter to the Superior Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Superior Court on September 14, 1995.

                  In  October  and  November   1995,   the   attorneys  for  the
plaintiffs-intervenors conducted extensive discovery. At the same time, negotiations continued concerning possible revisions to the proposed settlement.

                  On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Administrative and
Investment General Partners , the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners, that alleged various state law class and derivative claims, including claims for breach of fiduciary duties, breach of contract, unfair and fraudulent business practices under California Business & Professional Code ss. 17200, negligence, dissolution, accounting, receivership, removal of general partner, fraud, and negligent misrepresentation. The Consolidated Complaint alleged, among other things, the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; the general partners acted improperly to enrich themselves in their position of control over the HEP Partnerships and their actions have prevented non-affiliated entities from making and completing tender offers to purchase units of the HEP Partnerships; by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; the general partners have taken a heavily overvalued partnership asset management fee; and limited partnership units were sold and marketed through the use of false and misleading statements.

                  On or about January 31, 1996, the parties to the B&S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of HEP Partnerships, through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular HEP Partnership if holders of a majority of the outstanding units of such HEP Partnership consent to such reorganization pursuant to a consent solicitation statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Superior Court. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the HEP Partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partners' existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners or an affiliate of certain amounts for legal fees.

                  As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting the Participating Investors the right to require an affiliate of the general partners to purchase Shares at a price of $11.50 per Share, exercisable during the three-month period commencing nine months after the effective date of the Exchange. A maximum of
1.5 million Shares (representing approximately 17.7% of the total Shares issued to Participating Investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the indirect parent of the General Partners would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per Share for the first four complete fiscal quarters following the effective date of the Exchange, it would make a supplemental payment to holders of such Shares in the amount of such difference. The general partners or an affiliate would also provide an amount, not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Superior Court, and the costs of providing notice to the class (assuming that all of the HEP Partnerships participate in the Exchange). In the event that fewer than all of the HEP Partnerships participate in the Exchange, such amount would be reduced. The general partners would advance to the HEP Partnerships the amounts necessary to cover such fees and expenses of the Exchange (but not their litigation costs and expenses, which the general partners would bear). Upon the effectuation of the Exchange, the B&S Litigation would be dismissed with prejudice.

                  On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Superior Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Superior Court would appoint a securities litigation expert to evaluate the settlement. The Superior Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Superior Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Superior Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners of the Partnership affirmatively voted to approve it.

Item 4.           Submission of Matters to
                  a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for the Registrant's Securities and
                  Related Security Holder Matters.

                  Units of the Partnership are not publicly traded. There are certain restrictions set forth in the Partnership's amended limited partnership agreement (the "Limited Partnership Agreement") which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

                  In 1987, the Internal Revenue Service adopted certain rules concerning publicly traded partnerships. The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. In order to avoid this effect, the Limited Partnership Agreement contains limitations on the ability of a limited partner to transfer Units in circumstances in which such transfers could result in the Partnership being classified as a publicly traded partnership. However, due to the low volume of transfers of Units, it is not anticipated that this will occur.

                  As of March 15, 1996, there were 13,096 holders of Units of the Partnership, owning an aggregate of 588,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1994 and 1995 were as follows:

                  Distributions for the                 Amount of Distribution
                  Quarter Ended                         Per Unit
                  ---------------------                 ----------------------
                  March 31, 1994                                $ .46
                  June 30, 1994                                 $ .76
                  September 30, 1994                            $ .61
                  December 31, 1994                             $ .62
                  March 31, 1995                                $ .62
                  June 30, 1995                                 $ .62
                  September 30, 1995                            $ .62
                  December 31, 1995                             $ .62

                  The source of distributions in 1994 and in 1995 was cash flow from operations (capital improvements were funded from working capital reserves and cash flow in 1995 and from cash flow in 1994). All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

Item 6.  Selected Financial Data.

                                                                      For the Year Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                         1995                 1994                1993                  1992                1991
                                     ------------         ------------        ------------         ------------         ------------
Revenues                            $  10,452,432        $  10,233,925       $  11,436,166        $  11,716,082        $  12,272,848
Net (Loss) Income                   $ (22,084,905)(4)    $     936,307(3)    $ (16,511,584)(2)    $ (19,060,477)(1)    $   2,029,759
Net (Loss) Income Per
   Unit                             $      (35.68)(4)    $        1.51(3)    $      (26.68)(2)    $      (30.79)(1)    $        3.28
Distributions Per Unit(5)           $        2.48        $        2.45       $        2.96        $        5.64        $        7.36
Total Assets                        $  60,266,933        $  83,682,263       $  84,394,634        $ 102,697,302        $ 125,341,400

- - ---------------
(1) Net loss for the year ended December 31, 1992 includes a write-down for impairment on Century Park I, Seattle Tower, Commonwealth, 230 East Ohio Street and 568 Broadway in the aggregate amount of $21,101,450, or $34.09 per Unit.

(2) Net loss for the year ended December 31, 1993 includes a write-down for impairment on 230 East Ohio Street, Century Park I, 568 Broadway, Commerce Plaza I and Melrose Crossing in the aggregate amount of $17,800,650, or $28.76 per Unit.

(3) Net income for the year ended December 31, 1994 includes a write-down for the impairment of Commonwealth of $600,000, or $.97 per Unit.

(4) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Century Park I, Seattle Tower, 230 East Ohio Street, Commonwealth, Commerce Plaza I, Melrose Crossing and Matthews Festival in the aggregate amount of $23,769,050, or $38.40 per Unit.

(5) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

                  The Partnership's real estate properties are commercial properties except for the Melrose Out Parcel which is an undeveloped parcel of land for which the Partnership has entered into a ground lease. All properties were acquired for cash. The Partnership's public offering of Units commenced on April 28, 1986. As of October 1, 1987, the date of the final admission of limited partners, the Partnership had accepted subscriptions for 588,010 Units (including Units held by the initial limited partner) for aggregate net proceeds of $142,592,500 (gross proceeds of $147,002,500 less organization and offering expenses aggregating $4,410,000).

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1995, 59% of capital expenditures were funded from cash flows, 41% of capital expenditures were funded from working capital reserves and all distributions were funded from cash flows. As of December 31, 1995, total remaining working capital reserves amounted to approximately $2,873,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

                  During the year ended December 31, 1995, cash and cash equivalents decreased $998,065 as a result of capital expenditures and distributions to partners in excess of cash provided by operations. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $2,737,148 for the year ended December 31, 1995. The Partnership used $2,200,197 for capital expenditures related to capital and tenant improvements to the properties and $1,535,016 for distributions to partners during 1995.

                  The following table sets forth, for each of the last three fiscal years, the amount of the Partnership expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs
                                         1995           1994             1993
                                      ----------      ----------      ----------
Century Park I .................      $1,225,412      $   51,542      $  327,527
568 Broadway ...................         682,623         784,087         624,293
Seattle Tower ..................         227,677         152,114         106,679
Commonwealth ...................           5,079           7,894          50,042
Commerce Plaza I ...............         223,028          67,209          68,828
Melrose Crossing ...............          35,702         298,613         253,940
Matthews Festival ..............          57,699          19,353          17,617
Sutton Square ..................          43,771          32,457          20,511
230 East Ohio ..................         256,376          26,090          95,405
TMR Warehouses .................          14,914               0          30,848
Melrose Out Parcel .............               0               0               0
                                      ----------      ----------      ----------
Totals .........................      $2,772,281      $1,439,359      $1,595,690
                                      ==========      ==========      ==========

                  The Partnership does not believe that, in the aggregate, its 1996 expenditures for capital improvements and capitalized tenant procurement costs will differ materially from the previous three years (other than the 1995 tenant improvements and procurement costs of approximately $946,000 at Century Park related to the placement of three new tenants ). However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

                  The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. In that event, the Partnership would utilize the remaining working capital reserves, eliminate or reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Real Estate Market

                  The real estate market continues to suffer from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990s. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

Impairment of Assets

                  In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS#121"). Although the adoption of the statement is not required until fiscal years beginning after December 15, 1995, early adoption is encouraged. The Partnership has decided to implement SFAS#121 for the year ended December 31, 1995.

                  Under SFAS#121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

                  Prior to the adoption of SFAS#121, a write-down for impairment was recorded based upon a periodic review of each of the properties in the Partnership's portfolio. Real estate property was previously carried at the lower of depreciated cost or net realizable value. In performing the review, management considered the estimated net realizable value of the property based on undiscounted future cash flows taking into consideration, among other things, the existing occupancy, the expected leasing prospects for the property and the economic situation in the region where the property is located. Negative trends in occupancy, leasing prospects, and the local economy have an adverse effect on future undiscounted cash flows (net realizable value). In certain instances, management retained the services of a certified independent appraiser to assist in determining the market value of the property. In these cases, the independent appraisers utilized both the Sales Comparison and Income Capitalization methods in their determination of fair value.

                  Upon implementation of SFAS#121 in 1995, management performed another review of its portfolio and determined that certain estimates and assumptions had changed from its previous review, causing the net carrying value of certain assets to exceed the undiscounted cash flows. An impairment was indicated for such properties, so management estimated their fair values using either discounted cash flows or market comparables, as most appropriate for each property. As a result of this process, additional write-downs to fair value totaling $23,769,050 were required in 1995.

                  After implementation of SFAS#121 as described above, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment in 1995 and in prior years do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

                  Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of December 31, 1995 and 1994. The cash flows used to determine fair values and net realizable values are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimate and the variances may be material. The Partnership may provide additional losses in subsequent years and such write-downs could be material.

                  The following table represents the write-downs for impairment recorded on certain of the Partnership's properties for the years set forth below.

                                            During the Year Ended December 31,
                                -------------------------------------------------------------
Property                            1995           1994               1993            1992
- - --------                        -----------      --------         -----------     -----------
Century Park I                  $ 1,250,000      $      0         $ 5,900,000     $ 4,550,000
568 Broadway                      2,569,050             0             700,650       7,551,450
Seattle Tower                     3,550,000             0                   0       2,500,000
Commonwealth                      1,700,000       600,000                   0       3,500,000
Commerce Plaza I                          0             0           2,700,000               0
Melrose Crossing                  7,200,000             0           4,900,000               0
Matthews Festival                 5,300,000             0                   0               0
230 East Ohio                     2,200,000             0           3,600,000       3,000,000
                                -----------      --------         -----------     -----------
                                $23,769,050      $600,000         $17,800,650     $21,101,450
                                ===========      ========         ===========     ===========

The details of each write-down are as follows:

Century Park I

                  The former sole tenant at Century Park I, General Dynamics Corp. vacated 52,740 square feet of space as of June 30, 1993 and the balance of its space as of December 31, 1993 totaling 119,394 square feet pursuant to the terms of its leases. On July 1, 1993 a 51,242 square foot lease was signed with San Diego Gas and Electric for a 13-year, 10 month term with a cancellation option exercisable between the fifth and sixth years. Due to the soft market in the greater San Diego area, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $9,100,000 in 1992 of which the Partnership's share was $4,550,000. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $11,800,000 write-down for impairment in 1993 of which the Partnership's share was $5,900,000.

                  Since the date of the above mentioned appraisal, market conditions surrounding Century Park I deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. The fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

568 Broadway

                  The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the Soho area of New York City where 568 Broadway is located and the accompanying high vacancies and low absorption rates which resulted in declining rental rates, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on sales of comparable buildings which indicated a value of approximately $65 per square foot. Management, therefore, recorded a write-down for impairment of $19,400,000 in 1992 of which the Partnership's share was $7,551,450. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $700,650.

                  Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

Seattle Tower

                  Seattle  Tower's  occupancy  declined from 90% when originally purchased to 80% as of December 31, 1991. While occupancy recovered somewhat to 83% at December 31, 1992, the average base rent per square foot declined 8% from $14.00 per square foot at the date of acquisition to an average rate of approximately $12.87 per square foot at December 31, 1992. Management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5- year period, reflecting expected cash flow due to lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $5,000,000 in 1992 of which the Partnership's share was $2,500,000.

                  The Partnership has not been able to achieve leasing expectations at Seattle Tower and occupancy has remained at approximately 80% over the past few years. In addition, market rents have remained lower than projected. As a result, actual income levels at Seattle Tower have not met and are not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceed amounts previously anticipated for such expenditures. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value management determined that an impairment existed.
Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

Commonwealth

                  Commonwealth Industrial Park's occupancy and rental rates declined sharply beginning in 1991. Due to these factors and the soft market conditions for industrial warehouse space in the North Orange County, California, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period, reflecting a 25% decrease in rental rates and a 19% decrease in occupancy since the purchase of the property in 1987, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $3,500,000 in 1992. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $600,000 write-down for impairment in 1994.

                  Since the date of the above mentioned appraisal, Commonwealth's occupancy has remained low. In addition, the property will require more capital expenditures than were previously anticipated resulting in lower expected cash flow in future periods. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $1,700,000 write-down for impairment in 1995.

Commerce Plaza

                  Commerce Plaza's occupancy (originally comprised primarily of insurance and high technology firms) declined from nearly 100% at the date of acquisition in 1987 to 86% at December 31, 1993. As tenant leases were renewed, the average rental rate per square foot declined from approximately $14.00 per square foot at acquisition to $11.00 in 1993. Consequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded a $2,700,000 write-down for impairment in 1993.

Melrose Crossing

                  In 1993, management determined that the estimated net realizable value of the Melrose Crossing property was below its net carrying value. The net realizable value was based on undiscounted future cash flows over 5 years and an assumed sale at the end of the holding period using a 10% capitalization rate. Consequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded a $4,900,000 write-down for impairment in 1993.

                  Occupancy at Melrose Crossing has declined from the date of management's latest impairment review to 50% in early 1995. As a result, income levels have not met and are not expected to meet projected income levels. In addition, rental rates have declined and real estate taxes are in excess of amounts previously projected resulting in lower cash flows. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $15 per square foot. This fair value estimate resulted in a $7,200,000 write-down for impairment in 1995.

Matthews Festival

                  The anchor tenant has not operated its store at Matthews Festival since 1990 while continuing to make rental payments under the terms of the lease. However, the absence of an operating anchor tenant has adversely impacted both the lease-up of the remaining space at the property and rental rates, and has required additional tenant procurement costs. Therefore, actual income levels have not met and are not expected to meet income levels projected during management's impairment review in 1994. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $5,300,000 write-down for impairment in 1995.

230 East Ohio Street

                  Occupancy at 230 East Ohio Street declined significantly in 1991 and 1992. This decline in occupancy and a concurrent decline in occupancy rates and high operating costs in the Chicago area created a situation where the property's rental revenue was approximately equal to operating expenses. Due to the soft market conditions in the Chicago market (especially for Class B buildings such as this) and the uncertainty that the situation would improve in the future, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period, reflecting expected cash flow from lower occupancy anticipated for this particular type of building, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $3,000,000 in 1992. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $3,600,000 write-down for impairment in 1993.

                  Since the date of the above mentioned appraisal, the Partnership has not been able to achieve leasing expectations at 230 East Ohio Street and occupancy has remained low. In addition, real estate taxes and other costs have exceeded expectations. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $2,200,000 write-down for impairment in 1995.

Results Of Operations

1995 vs. 1994

                  The Partnership experienced a net loss in 1995 compared to net income for the prior year due primarily to the significant write-downs for impairment recorded during 1995 as previously discussed.

                  Rental revenue increased slightly during 1995 as compared to 1994. The most significant increases in revenues occurred at 568 Broadway and Century Park due to higher occupancy rates during 1995. These increases, however, were partially offset by decreases in revenues during 1995 at Melrose Crossing as certain tenants filed for bankruptcy. Revenues at the other properties generally remained consistent in 1995 as compared to 1994.

                  Costs and expenses increased during 1995 as compared to 1994 due primarily to the write-down for impairment recorded in 1995. Operating expenses increased during 1995 due to increases in utility costs and real estate taxes at certain properties, partially offset by decreases in professional fees. The cost of utilities increased at 568 Broadway due to increased occupancy in 1995. Overall real estate tax expense increased in 1995 as tax refunds received for 230 East Ohio Street in 1994 reduced the net expense in that year. However, these increases were partially offset by a decrease in professional fees at Melrose Crossing as litigation with a bankrupt tenant was substantially completed in 1994. Depreciation expense for 1995 decreased due to lower asset carrying values as a result of the write-down recorded during 1995. The partnership asset management fee, administrative expenses, and property management fees remained relatively constant in 1995 as compared to 1994.

                  Interest income increased due to higher interest rates and higher cash investment balances for 1995 as compared to 1994. Other income, which consists of investor ownership transfer fees, increased as compared to 1994 due to a greater number of transfers in 1995.

1994 vs. 1993

                  The Partnership experienced net income in 1994 compared to a net loss in the prior year primarily due to the significant write-down for impairment recorded in 1993. The Partnership experienced a decrease in costs and expenses which exceeded the decrease in revenues for 1994 as compared to 1993. Rental revenues decreased primarily at Century Park I, Commonwealth, Melrose Crossing and 230 East Ohio Street. The decrease was partially offset by an increase in rental revenue at Commerce Plaza. Century Park experienced a decrease in rental revenues due to the move-out of General Dynamics at December 31, 1993, partially offset by the tenancy of San Diego Gas & Electric. The decrease in rental revenues at Commonwealth was caused by two tenants filing for bankruptcy in the latter part of 1993 which no longer occupy the premises. Melrose Crossing experienced a decrease in rental revenues due to Herman's bankruptcy, which occurred in mid-1993. The decrease in rental revenues at 230 East Ohio Street was a result of two tenant move-outs due to liquidation in late 1993. The increase in rental revenues at Commerce Plaza was due to a tenant buying out its lease in May 1994.

                  Costs and expenses decreased for 1994 as compared to 1993 due primarily to the decrease in the write-down for impairment in 1994 compared to 1993 as previously discussed. The decrease was also attributable to decreases in operating expenses, depreciation and amortization, administrative expenses and property management fees. The decrease in operating expenses was primarily attributable to decreases in bad debt expense at Commonwealth, Matthews Festival and Melrose Crossing, in addition to a reduction of real estate taxes at Melrose Crossing and 230 East Ohio Street. The bad debt decreases were due to fewer write-offs of non-paying tenants compared to the prior year as the financial health of the Partnership's tenants continued generally to improve. The decrease in the aforementioned expenses was partially offset by an increase in insurance due to higher rates. The decrease in depreciation and amortization expense was due to lower carrying values of certain properties as a result of write-downs for impairment recorded on them, partially offset by increases due to capital and tenant improvement work. The decrease in administrative expenses was mainly due to lower legal fees and miscellaneous expenses partially offset by an increase in partnership allocated payroll expenses. The decrease in property management fees was due to lower rental revenue.

                  Interest  income  increased in 1994 as compared to 1993 due to higher interest rates available on short-term investments. Other income decreased in 1994 as compared to 1993 as a result of fewer investor ownership transfers as compared to the prior year.

                  Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

                  The Partnership is a party to certain litigation. See Note 8 to the Partnership's financial statements for a description thereof.

Item 8.           Financial Statements and Supplementary Data.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    I N D E X

                    Independent Auditors' report

                    Financial statements, years ended
                             December 31, 1995, 1994 and 1993

                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Equity
                    Statements of Cash Flows
                    Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 86


We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 86 (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 86 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 1995 the Partnership changed its method of recording write-downs for impairment of its investments in real estate to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP
March 15, 1996
New York, NY

HIGH EQUITY PARTNERS L.P. - SERIES 86


BALANCE SHEETS
================================================================================

                                                            December 31,
                                                   -----------------------------
                                                        1995           1994
                                                   ------------    ------------
ASSETS

REAL ESTATE ....................................   $ 51,326,327    $ 74,536,039

CASH AND CASH EQUIVALENTS ......................      4,752,024       5,750,089

OTHER ASSETS ...................................      3,590,638       2,812,387

RECEIVABLES ....................................        597,944         583,748
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 60,266,933    $ 83,682,263
                                                   ============    ============


LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..........   $  1,963,371    $  1,754,458

DUE TO AFFILIATES ..............................        490,095         494,417

DISTRIBUTIONS PAYABLE ..........................        383,754         383,754
                                                   ------------    ------------
     Total liabilities .........................      2,837,220       2,632,629
                                                      =========       =========

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

 Limited partners' equity
     (588,010 units issued and outstanding) ....     61,907,403      84,346,327
 General partners' deficit .....................     (4,477,690)     (3,296,693)
                                                   ------------    ------------
     Total partners' equity ....................     57,429,713      81,049,634
                                                   ------------    ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY .........   $ 60,266,933    $ 83,682,263
                                                   ============    ============

                        See notes to financial statements

HIGH EQUITY PARTNERS L.P. - SERIES 86


STATEMENTS OF OPERATIONS
================================================================================

                                                                   For the Years Ended December 31,
                                                         -----------------------------------------------------
                                                             1995                 1994                 1993
                                                         ------------         ------------        ------------
Rental revenue ..................................        $ 10,452,432         $ 10,233,925        $ 11,436,166
                                                         ------------         ------------        ------------
Costs and Expenses

       Operating expenses .......................           4,962,913            4,723,268           5,703,256

       Depreciation and amortization ............           1,858,404            1,901,778           2,202,622

       Partnership asset management fee .........           1,406,204            1,406,204           1,397,312

       Administrative expenses ..................             522,657              493,944             581,111

       Property management fee ..................             379,720              364,015             452,880

       Write-down for impairment ................          23,769,050              600,000          17,800,650
                                                         ------------         ------------        ------------

                                                           32,898,948            9,489,209          28,137,831
                                                         ------------         ------------        ------------

(Loss) income before interest and other income ..         (22,446,516)             744,716         (16,701,665)

       Interest income ..........................             303,186              157,726             131,717

       Other income .............................              58,425               33,865              58,364
                                                         ------------         ------------        ------------

Net (loss) income ...............................        $(22,084,905)           $ 936,307        $(16,511,584)
                                                         ============         ============        ============
Net (loss) income attributable to:

       Limited partners .........................        $(20,980,660)        $    889,492        $(15,686,004)

       General partners .........................          (1,104,245)              46,815            (825,580)
                                                         ------------         ------------        ------------

Net (loss) income ...............................        $(22,084,905)        $    936,307        $(16,511,584)
                                                         ============         ============        ============

Net (loss) income per unit of limited partnership
       interest (588,010 units outstanding) .....        $     (35.68)        $       1.51        $     (26.68)
                                                         ============         ============        ============

                        See notes to financial statements

HIGH EQUITY PARTNERS L.P. - SERIES 86

STATEMENTS OF PARTNERS' EQUITY
================================================================================

                                                     General              Limited
                                                     Partners'            Partners'
                                                     Deficit              Equity                   Total
                                                   -------------         -------------         -------------
Balance, January 1, 1993 ..................        $  (2,350,500)        $ 102,323,974         $  99,973,474

Net loss ..................................             (825,580)          (15,686,004)          (16,511,584)

Distributions as a return of capital
       ($2.96 per limited partnership unit)              (91,606)           (1,740,510)           (1,832,116)
                                                   -------------         -------------         -------------

Balance, December 31, 1993 ................           (3,267,686)           84,897,460            81,629,774

Net income ................................               46,815               889,492               936,307

Distributions as a return of capital
       ($2.45 per limited partnership unit)              (75,822)           (1,440,625)           (1,516,447)
                                                   -------------         -------------         -------------

Balance, December 31, 1994 ................           (3,296,693)           84,346,327            81,049,634

Net loss ..................................           (1,104,245)          (20,980,660)          (22,084,905)

Distributions as a return of capital
      ($2.48 per limited partnership unit)               (76,752)           (1,458,264)           (1,535,016)
                                                   -------------         -------------         -------------

Balance, December 31, 1995 ................        $  (4,477,690)        $  61,907,403         $  57,429,713
                                                   =============         =============         =============

                        See notes to financial statements

HIGH EQUITY PARTNERS L.P. - SERIES 86


STATEMENTS OF CASH FLOWS
================================================================================

                                                                                For the Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                        1995                 1994                 1993
                                                                    ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss) income .....................................        $(22,084,905)        $    936,307         $(16,511,584)
     Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
          Write-down for impairment ........................          23,769,050              600,000           17,800,650
          Depreciation and amortization ....................           1,858,404            1,901,778            2,202,622
          Straight-line adjustment for stepped lease rentals            (375,772)            (243,082)             (75,724)

     Changes in assets and liabilities
          Accounts payable and accrued expenses ............             208,913             (292,764)             238,171
          Receivables ......................................             (14,196)              18,614              434,032
          Due to affiliates ................................              (4,322)             476,201              (23,831)
          Other assets .....................................            (620,024)            (193,412)            (231,409)
                                                                    ------------         ------------          -----------
          Net cash provided by operating activities ........           2,737,148            3,203,642            3,832,927
                                                                    ------------         ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from condemnation of land ....................                --                   --                 13,700
     Improvements to real estate ...........................          (2,200,197)          (1,200,700)          (1,328,282)
                                                                    ------------         ------------          -----------
          Net cash used in investing activities ............          (2,200,197)          (1,200,700)          (1,314,582)
                                                                    ------------         ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners .............................          (1,535,016)          (1,832,115)          (2,005,426)
                                                                    ------------         ------------          -----------
NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS ......................................            (998,065)             170,827              512,919

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD ...................................           5,750,089            5,579,262            5,066,343
                                                                    ------------         ------------          -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD .........................................        $  4,752,024         $  5,750,089         $  5,579,262
                                                                    ============         ============         ============

                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.       ORGANIZATION

         High Equity Partners L.P. - Series 86 (the "Partnership"), is a limited partnership, organized under the Delaware Revised Uniform Limited Partnership Act on November 14, 1985 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2015 or sooner, in accordance with the terms of the Agreement of Limited Partnership.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial statements

         The financial statements were prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

         Cash and cash equivalents

         For purposes of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less from the date of issuance to be cash equivalents.

         Organization costs

         Organization costs were charged against partners' equity upon the closing of the public offering on October 1, 1987, in accordance with prevalent industry practice.

         Leases

         The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where the revenue from the lease is averaged over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs.

         Investments in joint ventures

         For properties purchased in joint venture ownership with affiliated partnerships, the financial statements present the assets, liabilities, income and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Impairment of Assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS #121"). Although the adoption of the statement is not required until fiscal years beginning after December 15, 1995, early adoption is encouraged. The Partnership has decided to implement SFAS #121 for the year ended December 31, 1995.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

         Prior to the adoption of SFAS #121, a write-down for impairment was recorded based upon a periodic review of each of the properties in the Partnership's portfolio. Real estate property was previously carried at the lower of depreciated cost or net realizable value. In performing the review, management considered the estimated net realizable value of the property based undiscounted future cash flows taking into consideration, among other things, the existing occupancy, the expected leasing prospects for the property and the economic situation in the region where the property is located. Negative trends in occupancy, leasing prospects, and the local economy have an adverse effect on future undiscounted cash flows (net realizable value). In certain instances, management retained the services of a certified independent appraiser to assist in determining the market value of the property. In these cases, the independent appraisers utilized both the Sales Comparison and Income Capitalization methods in their determination of the property's value.

         Upon implementation of SFAS #121 in 1995, management performed another review of its portfolio and determined that certain estimates and assumptions had changed from its previous review, causing the net carrying value of certain assets to exceed the undiscounted cash flows. An impairment was indicated for such properties, so management estimated their fair values using either discounted cash flows or market comparables as most appropriate for each property. As a result of this process, additional write-downs to fair value totaling $23,769,050 were required.

         After implementation of SFAS #121 as described above, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment in 1995 and in prior years do not affect the tax basis of the assets and the write-downs are not included in determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amount ultimately realized at disposition may differ materially from the net carrying values as of December 31, 1995 and 1994. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         Income taxes

         No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

         Net (loss) income and distributions per unit of limited partnership interest

         Net (loss) income and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (588,010), for each of the years ended December 31, 1995, 1994 and 1993.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of Integrated's plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands Corporation ("Presidio") and the Investment General Partner and the Administrative General Partner (the "General Partners") became wholly owned subsidiaries of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Second Group Partners which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the years ended December 31, 1995, 1994 and 1993, Resources Supervisory was entitled to receive $379,720, $364,015, and $452,880 in total, respectively, of which $183,240, $201,205 and $212,486 was paid to unaffiliated management companies.

         For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner was entitled to receive $200,000 for each of the years ended December 31, 1995, 1994 and 1993.

         For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive a partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1995 and 1994, the Administrative General Partner earned $1,406,204. For the year ended December 31, 1993, the Administrative General Partner earned $1,397,312.

         The general partners are allocated 5% of the net income or (losses) of the Partnership which amounted to $(1,104,245), $46,815 and $(825,580) in 1995, 1994 and 1993, respectively. They are also entitled to receive 5% of distributions, which amounted to $76,752, $75,822 and $91,606 in 1995, 1994 and 1993, respectively.

         During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain invested capital and certain specified minimum returns on their investments.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $21,101,450, $17,800,650, and $600,000 in 1992, 1993, and 1994, respectively. Based on additional review performed in 1995, and pursuant to adoption of SFAS #121 as discussed in Note 2, management determined that an additional write-down of $23,769,050 was required. The details of write-downs recorded are as follows:

         Commonwealth Industrial Park's occupancy and rental rates declined sharply beginning in 1991. Due to these factors and the soft market conditions for industrial warehouse space in the North Orange County, California, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period, reflecting a 25% decrease in rental rates and a 19% decrease in occupancy since the purchase of the property in 1987, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $3,500,000 in 1992. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $600,000 write-down for impairment in 1994.

         Since the date of the above mentioned appraisal, Commonwealth's occupancy has remained low. In addition, the property will require more capital expenditures than were previously anticipated resulting in lower expected cash flow in future periods. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10%
         capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $1,700,000 write-down for impairment in 1995.

         The former sole tenant at Century Park, General Dynamics Corp. vacated 52,740 square feet of space as of June 30, 1993 and the balance of its space as of December 31, 1993 totaling 119,394 square feet pursuant to the terms of its leases. On July 1, 1993 a 51,242 square foot lease was signed with San Diego Gas and Electric for a thirteen-year, ten month term with a cancellation option exercisable between the fifth and sixth years. Due to the soft market in the greater San Diego area, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $9,100,000 in 1992 of which the Partnership's share was $4,550,000. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $11,800,000 write-down for impairment in 1993 of which the Partnership's share was $5,900,000.

         Since the date of the above mentioned appraisal, market conditions surrounding Century Park deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

         Occupancy at 230 East Ohio Street declined significantly in 1991 and 1992. This decline in occupancy and a concurrent decline in occupancy rates and high operating costs in the Chicago area created a situation where the property's rental revenue was approximately equal to operating expenses. Due to the soft market conditions in the Chicago market (especially for Class B buildings such as this) and the uncertainty that the situation would improve in the future, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period, reflecting expected cash flow from lower occupancy anticipated for this particular type of building, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $3,000,000 in 1992. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $3,600,000 write-down for impairment in 1993.

         Since the date of the above mentioned appraisal, the Partnership has not been able to achieve leasing expectations at 230 East Ohio and occupancy has remained low. In addition, real estate taxes and other costs have exceeded expectations. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's netcarrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $2,200,000 write-down for impairment in 1995.

         Seattle Tower's occupancy declined from 90% when originally purchased to 80% as of December 31, 1991. While occupancy recovered somewhat to 83% at December 31, 1992, the average base rent per square foot declined 8% from $14.00 per square foot at the date of acquisition to an average rate of approximately $12.87 per square foot at December 31, 1992. Management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period, reflecting expected cash flow due to lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $5,000,000 in 1992 of which the Partnership's share was $2,500,000.

         The Partnership has not been able to achieve leasing expectations at Seattle Tower and occupancy has remained at approximately 80% over the past few years. In addition, market rents have remained lower than projected. As a result, actual income levels at Seattle Tower have not met and are not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceed amounts previously anticipated for such expenditures. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in managements opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

         The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the Soho area of New York City where 568 Broadway is located and the accompanying high vacancies and low absorption rates which resulted in declining rental rates, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on sales of comparable buildings which indicated a value of approximately $65 per square foot. Management, therefore, recorded a write-down for impairment of $19,400,000 in 1992 of which the Partnership's share was $7,551,450. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $700,650.

         Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels have remained low. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

         Commerce Plaza's occupancy (originally comprised primarily of insurance and high technology firms) declined from nearly 100% at the date of acquisition in 1987 to 86% at December 31, 1993. As tenant leases were renewed, the average rental rate per square foot declined from approximately $14.00 per square foot at acquisition to $11.00 in 1993. Consequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded a $2,700,000 write-down for impairment in 1993.

         In 1993, management determined that the estimated net realizable value of the Melrose Crossing property was below its net carrying value. The net realizable value was based on undiscounted future cash flows over 5 years and an assumed sale at the end of the holding period using a 10% capitalization rate. Consequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded a $4,900,000 write-down for impairment in 1993.

         Occupancy at Melrose Crossing has declined from the date of management's impairment review in 1994 to 50% in early 1995. As a result, income levels have not met and are not expected to meet projected income levels. In addition, rental rates have declined and real estate taxes are in excess of amounts previously projected resulting in lower cash flows. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $15 per square foot. This fair value estimate resulted in a $7,200,000 write-down for impairment in 1995.

         The anchor tenant has not operated its store at Matthews Festival since 1990 while continuing to make rental payments under the terms of the lease. However, the absence of an operating anchor tenant has adversely impacted both the lease-up of the remaining space at the property and rental rates, and has required additional tenant procurement costs. Therefore, actual income levels have not met and are not expected to meet income levels projected during management's impairment review in 1994. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $5,300,000 write-down for impairment in 1995.

         The following table is a summary of the Partnership's real estate as of:

                                                          December 31,
                                                -------------------------------
                                                    1995               1994
                                                ------------       ------------
Land .....................................      $ 12,305,557       $ 16,813,783

Buildings and  improvements ..............        57,485,744         74,546,371
                                                ------------       ------------
                                                  69,791,301         91,360,154

Less:  Accumulated depreciation ..........       (18,464,974)       (16,824,115)
                                                ------------       ------------

                                                $ 51,326,327       $ 74,536,039
                                                ============       ============

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                               YEARS ENDING DECEMBER 31,

                            1996           1997          1998         1999           2000       Thereafter     Total
                        ------------   ------------   -----------  -----------  -----------    ------------  ------------
Century Park            $    822,000   $    837,000   $   852,000  $   873,000  $   862,000    $  4,703,000  $  8,949,000
568 Broadway               2,030,000      2,047,000     1,783,000    1,530,000    1,468,000       5,215,000    14,073,000
Seattle Tower                613,000        436,000       298,000      231,000      143,000         235,000     1,956,000
Commonwealth                 449,000        370,000       311,000      186,000      187,000         398,000     1,901,000
Commerce Plaza               969,000        627,000       485,000      407,000      323,000         124,000     2,935,000
Matthews Festival          1,263,000      1,228,000     1,231,000    1,155,000    1,122,000       8,505,000    14,504,000
Melrose Park                 702,000        245,000        91,000       59,000       49,000          33,000     1,179,000
230 East Ohio                759,000        552,000       404,000      331,000      291,000         806,000     3,143,000
Sutton Square              1,163,000        987,000       917,000      705,000      608,000       4,437,000     8,817,000
TMR                          547,000        547,000       181,000            0            0               0     1,275,000
                        ------------   ------------   -----------  -----------  -----------    ------------  ------------
                        $  9,317,000   $  7,876,000   $ 6,553,000  $ 5,477,000  $5,053,000     $ 24,456,000   $58,732,000
                        ============   ============   ===========  ===========  ==========     ============   ===========

5.       DISTRIBUTIONS PAYABLE

                                                               December 31,
                                                        ------------------------
                                                          1995            1994
                                                        --------        --------
Limited Partners ($.62 per unit) ...............        $364,566        $364,566
General Partners ...............................          19,188          19,188
                                                        --------        --------
                                                        $383,754        $383,754
                                                        ========        ========

         Such distributions were paid in the first quarter of 1996 and 1995, respectively.

6.       DUE TO AFFILIATES

                                                               December 31,
                                                        ------------------------
                                                          1995            1994
                                                        --------        --------
Partnership asset management fee .................       $351,551       $351,551
Property management fee ..........................         88,544         92,866
Non-accountable expense reimbursement ............         50,000         50,000
                                                         --------       --------
                                                         $490,095       $494,417
                                                         ========       ========

         Such amounts were paid in the first quarter of 1996 and 1995, respectively.

7.       PARTNERS' EQUITY

         Units of limited partnership interest are at a stated value of $250. At December 31, 1995, 1994 and 1993, a total of 588,010 units of limited partnership interest, including the initial limited partner, had been issued, for aggregate capital contributions of $147,002,500. In addition, the general partners contributed a total of $1,000 to the Partnership.

8.       COMMITMENTS AND CONTINGENCIES

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the partnership believes that the Broadway Joint Venture will prevail in those actions as well.

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

c) On or about May 11, 1993 the Partnership was advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership.

         On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The Amended Complaint asserted claims against the General Partners of the Partnership, the general partners of HEP-85, the managing general partner of HEP-88 and certain officers of the Administrative and Investment General Partner, among others. The Investment General Partner of the Partnership is also a general partner of HEP-85 and HEP-88.

         On July 19, 1995, the Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP partnerships (representing approximately 4% of outstanding units) requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

         In October and November 1995, the attorneys for the plaintiffs-intervenors conducted extensive discovery. At the same time, there were continuing negotiations concerning possible revisions to the proposed settlement.

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners, alleging various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting, receivership, and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP
         Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         On or about January, 1996, the parties to the B & S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of (i) HEP-85, (ii) the Partnership and, (iii) HEP-88 (collectively, the "HEP Partnerships"), through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for the partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular Partnership if holders of a majority of the outstanding units of that Partnership consent to such reorganization pursuant to a Consent Solicitation Statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Court. In connection with the Exchange, Participating Investors would receive Shares of Millennium in exchange for their limited partnership units. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partners' existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners of an affiliate of certain amounts for legal fees.

         As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting such Investors the right to require an affiliate of the general partners to purchase Shares at a price of $11.50 per Share, exercisable during the three month period commencing nine months after the effective date of the Exchange. A maximum of 1.5 million Shares (representing approximately 17.7% of the total Shares issued to investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the indirect parent of the General Partners would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per Share for the first four complete fiscal quarters following the Effective Date, it would make a supplemental payment to holders of such Shares in the amount of such difference. The general partners or an affiliate would also provide an amount, not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Court, and the costs of providing notice to the class (assuming that all three Partnerships participate in the Exchange). In the event that fewer than all of the Partnerships participate in the Exchange, such amount would be reduced. The general partners would advance to the Partnerships the amounts necessary to cover such fees and expenses of the Exchange (but not their litigation costs and expenses, which the general partners would bear). Upon the effectuation of the Exchange, the B & S Litigation would be dismissed with prejudice.

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

9. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net (loss) income per the financial statements to the net taxable loss:

                                                                  Years Ended December 31,
                                                  ------------------------------------------------------
                                                      1995                  1994                1993
                                                  ------------         ------------         ------------
Net (loss) income per financial statements        $(22,084,905)        $    936,307         $(16,511,584)

Write-down for impairment ................          23,769,050              600,000           17,800,650

Tax depreciation in excess of financial
          statement depreciation .........          (1,755,692)          (1,704,513)          (1,359,667)
                                                  ------------         ------------         ------------
Net taxable loss .........................        $    (71,547)        $   (168,206)        $    (70,601)
                                                  ============         ============         ============

9. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                  December 31,
                                                                      1995
                                                                  ------------
         Net assets per financial statements                      $ 57,429,713

         Write-down for impairment                                  63,271,150

         Tax depreciation in excess
           of financial statement depreciation                      (8,940,589)

         Gain on admission of joint venture
           partner not recognized for tax purposes                    (454,206)

         Organization costs not charged to
           partner's equity for tax purposes                         4,410,000
                                                                  ------------
         Net assets per tax reporting                             $115,716,068
                                                                  ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The Partnership has no officers or directors. The Administrative General Partner has overall administrative responsibility for the Partnership and for operations and for resolving conflicts of interest after the net proceeds of the offering are invested in properties. The Investment General Partner has responsibility for the selection, evaluation, negotiation and disposition of properties. The Associate General Partner does not devote any material amount of its business time and attention to the affairs of the Partnership. The Investment General Partner also serves as the managing general partner of HEP-85 and HEP-88, both limited partnerships with investment objectives similar to those of the Partnership. The Associate General Partner is also a general partner in other partnerships affiliated with Presidio and whose investment objectives are similar to those of the Partnership.

                  Based on a review of Forms 3 and 4 and amendments thereto furnished to the Partnership pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, and written representations pursuant to
Item 405(b)(2)(i) of Regulation S-K, none of the General Partners, directors or officers of the Administrative and Investment General Partners or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") during the most recent fiscal or prior fiscal years. No written representations were received from the partners of the Associate General Partner.

                  As of March 15, 1996, the names and ages of, as well as the positions held by, the officers and directors of the Administrative and Investment General Partners are as follows:

                                                                                     Has Served as an
                                                                                     Officer and/or
Name                                 Age     Position                                Director Since
- - ----------------------------------   -----   -------------------------------------   ----------------
Joseph M. Jacobs                        43   Director and President                  November 1994

Jay L. Maymudes                         35   Director, Vice President,               November 1994
                                                Secretary and Treasurer

Robert Holtz                            28   Vice President                          November 1994

Arthur H. Amron                         39   Vice President and Assistant            November 1994
                                                Secretary

Frederick Simon                         42   Vice President                          February 1996

                  All of the current executive officers and directors were elected following the consummation of Integrated's plan of reorganization under which the Administrative and Investment General Partners became indirectly wholly-owned by Presidio. Biographies for the executive officers and directors follow:

                  Joseph M. Jacobs has been a director and President of Presidio since its formation in August 1994 and a director, Chief Executive Officer, President and Treasurer of Resurgence Properties Inc., a company engaged in diversified real estate activities ("Resurgence"), since its formation in March 1994. Since January 1, 1996, Mr. Jacobs has been a member and the President of Wexford. From May 1994 to December 1995, Mr. Jacobs was the President of Wexford Management Corp. From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers.

                  Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1, 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was a Senior Vice President of Dusco, Inc., a real estate investment advisor.

                  Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

                  Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the general counsel of Wexford. Also, from November 1994 through December 1995, Mr. Amron was the general counsel and, from March 1995 through December 1995 a Vice President, of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel.

                  Frederick Simon was Senior Vice President of Wexford Management Corp. from November 1995 through December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence. Prior to joining Wexford Management Corp., Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the U.S. arm of Greycoat PLC, a London stock exchange real estate investment and development company.

                  All of the directors will hold office, subject to the bylaws of the Administrative General Partner or the Investment General Partner (as the case may be), until the next annual meeting of the stockholders of the Administrative General Partner or the Investment General Partner (as the case may be) and until their successors are elected and qualified.

                  There are no family relationships between any executive officer and any other executive officer or any director of the Administrative General Partner or the Investment General Partner.

                  As of March 15, 1996, the names and ages of, as well as the positions held by, the officers and directors of the Associate General Partner are as follows:

                                                                                     Has Served as an
                                                                                     Officer and/or
Name                                 Age     Position                                Director Since
- - ----------------------------------   ---     -------------------------------------   -----------------
Robert Holtz                         28      Director and President                  March 1995

Mark Plaumann                        40      Director and Vice President             March 1995

Jay L. Maymudes                      35      Vice President, Secretary and           March 1995
                                             Treasurer

Arthur H. Amron                      39      Vice President and Assistant            March 1995
                                             Secretary

                  See the biographies of the above named officers and directors in the preceding section, except as noted below.

                  Mark Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann was a Vice President of Wexford Management Corp. from February 1995 to December 1995 and was employed by Alvarez & Marsal, Inc., a workout firm as a Managing Director from February 1990 to January 1995. Mr. Plaumann was employed by American Healthcare Management, Inc. a hospital management company from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

                  Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

                  Many of the officers, directors and partners of the Investment General Partner, the Administrative General Partner and the Associate General Partner listed above are also officers and/or directors of the general partners of other public partnerships controlled by Presidio and various subsidiaries of Presidio.

Item 11.          Executive Compensation.

                  The Partnership is not required to and did not pay remuneration to the officers and directors of the Investment General Partner, Administrative General Partner or the partners of the Associate General Partner. Certain officers and directors of the Investment General Partner and the Administrative General Partner receive compensation from the Investment General Partner and the Administrative General Partner and/or their affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership; however, the Investment General Partner and the Administrative General Partner believe that any compensation attributable to services performed for the Partnership is immaterial. See also "Item 13. Certain Relationships and Related Transactions."

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.

                  As of March 15, 1996, no person was known by the Partnership to be the beneficial owner of more than 5% of the Units.

                  No directors, officers or partners of the Investment General Partner or Administrative General Partner presently own any Units.

                  As of March 1, 1996, there were 8,766,569 outstanding shares of common stock of Presidio (the "Class A Shares"). As of that date, neither the individual directors nor the officers and directors of the Investment General Partner or Administrative General Partner as a group were known by the Partnership to own more than 1% of the Class A Shares.

                  The following table sets forth certain information known to the Partnership with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1996, by each person who beneficially owns 5% or more of the Class A Shares, $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, $.01 par value, of Presidio.

                                                     Beneficial Ownership
                                         -------------------------------------------
                                           Number of                     Percentage
Name of Beneficial Owner                    Shares                       Outstanding
- - ------------------------                 -----------                     -----------
Thomas F. Steyer                         3,169,083(1)                      36.1%
Fleur A. Fairman

John M. Angelo                           1,223,294(2)                      14.0%
Michael L. Gordon

The TCW Group, Inc.                      1,151,769(3)                      13.1%
  and affiliates

Intermarket Corp.                        1,000,918(4)                      11.4%

- - ---------------------
(1) As the managing partners of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer and Fleur
         A. Fairman may each be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 985,135, 1,104,240, 484,180 and 159,271
         shares held, respectively, by each of such Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, Inc. ("FCMI") and various managed accounts, FCMI has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 436,257 shares held in such accounts. Mr. Steyer and Ms. Fairman are the sole stockholders of FCMI and its Chairman and President, respectively. The shares beneficially owned by FCMI are included in the listed ownership. The other general partners of the Farallon Partnerships are David Cohen, Joseph Downes, Jason Fish, William Mellin, Meridee Moore and Eric Ruttenberg and such persons may also be deemed to own beneficially the shares held by the Farallon Partnerships. Each of such persons also serves as a managing director of FCMI.

(2) John M. Angelo and Michael L. Gordon, the general partners and controlling persons of AG Partners, L.P., which is the general partner of Angelo, Gordon & Co., L.P., may be deemed to have beneficial ownership under Rule 13d-3 of the Exchange Act of the securities beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates. Angelo, Gordon & Co., L.P., a registered investment adviser, serves as general partner of various limited partnerships and as investment adviser of third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3) TCW Special Credits, an affiliate of The TCW Group, Inc. serves as general partner of various limited partnerships and investment advisor of various trusts and third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships, trusts and third party accounts. TCW Asset Management Company, a subsidiary of The TCW Group, Inc., is the managing general partner of TCW Special Credits. The TCW Group, Inc. may be deemed to be a beneficial owner of such shares for purposes of the reporting requirements under Rule 13d-3 of the Exchange Act; however, The TCW Group, Inc. and its affiliates disclaim beneficial ownership of these shares.

(4) Intermarket Corp. serves as general partner for certain limited partnerships and as investment advisor for certain corporations and foundations. As a result of such relationships, Intermarket Corp. may be deemed to have the power to vote and the power to dispose of Class A Shares held by such partnerships, corporations, and foundations.

                  All of Presidio's Class B Shares are owned by IR Partners. These 1,200,000 Class B Shares are convertible in the future under certain circumstances into 1,200,000 Class A Shares, however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management Company Inc. ("Steinhardt Management"), certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates is a limited partnership whose general partner is Charles
E. Davidson, the Chairman of the Board of Presidio. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and affiliates, and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

                  The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of IR Partners and Michael Steinhardt and his affiliates is 605 Third Avenue, 33rd Floor, New York, New York 10158; the address of Charles E. Davidson is c/o Wexford Management LLC, 411 West Putnam Avenue, Greenwich, CT 06830. The address of The TCW Group, Inc. and its affiliates is 865 South Figueroa Street, 18th Floor, Los Angeles, California 90017. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address of Intermarket Corp. is 667 Madison Avenue, 7th Floor, New York, New York 10021.

Item 13.          Certain Relationships and Related Transactions.

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1995, earned or received compensation or payments for services from the Partnership or subsidiaries of Presidio as follows:

                                                                                              Compensation from
Name of Recipient                                   Capacity in Which Served                   the Partnership
- - -------------------------------------         ------------------------------------        -------------------------
Resources High Equity Inc.                    Investment General Partner                            $1,535 (1)

Resources Capital Corp.                       Administrative General                            $1,679,886 (2)
                                              Partner

Presidio AGP Corp.                            Associate General Partner                             $1,535 (3)
Second Group Partners

Resources Supervisory                         Affiliated Property Manager                         $196,480 (4)
Management Corp.

- - --------------------
(1) This amount represents the Investment General Partner's share of distributions of cash from operations. Furthermore, under the Partnership's Limited Partnership Agreement, 0.1% of the net income and net loss of the Partnership is allocated to the Investment General Partner. Pursuant thereto, for the year ended December 31, 1995, $72 of the Partnership's taxable loss was allocated to the Investment General Partner.

(2) Of this amount, $73,682 represents the Administrative General Partner's share of distributions of cash from operations, $200,000 represents payment for expenses of the Administrative General Partner based upon the total number of Units outstanding and $1,406,204 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. All fees payable to the Administrative General Partner for the year ended December 31, 1995 have been paid. Furthermore, under the Partnership's Limited Partnership Agreement 4.8% of the net income and net loss of the Partnership is allocated to the Administrative General Partner. Pursuant thereto, for the year ended December 31, 1995, $3,433 of the Partnership's taxable loss was allocated to the Administrative General Partner.

(3) This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1995, $72 of the Partnership's taxable loss was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement (the Associate General Partner is entitled to receive .1% of the Partnership's net income or net loss).

(4) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources Supervisory was $379,720, of which $183,240 was paid to unaffiliated management companies. All property management fees payable at December 31, 1995 have subsequently been paid.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.

  (a)(1)          Financial Statements:  See Index to Financial Statements in
                  Item 8.

  (a)(2)          Financial Statement Schedule:


                  III.  Real Estate and Accumulated Depreciation

  (a)(3)          Exhibits:


3, 4. (a) Amended and Restated Partnership Agreement ("the Partnership Agreement") of the Partnership incorporated by reference to Exhibit A to the Prospectus of the Partnership dated April 25, 1986 included in the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (b) First Amendment to the Partnership's Partnership Agreement, dated as of July 1, 1986, incorporated by reference to Exhibit 3, 4(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

                  (c) Amendment dated as of December 1, 1986 to the Partnership's Partnership Agreement, incorporated by reference to Exhibits 3, 4 to the Partnership's Current Report on Form 8-K dated December 8, 1986.

                  (d) Amendment dated as of April 1, 1988 to the Partnership's Partnership Agreement incorporated by reference to Exhibit 3, 4(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988.

10. (a) Management Agreement between the Partnership and Resources Property Management Corp., incorporated by reference to
                  Exhibit 10B to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (b) Acquisition and Disposition Services Agreement among the Partnership, Realty Resources Inc. and Resources High Equity, Inc., incorporated by reference to Exhibit 10C to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (c) Agreement among Resources High Equity Inc., Integrated Resources, Inc. and Second Group Partners, incorporated by reference to Exhibit 10D to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (d) Joint Venture Agreement dated November 2, 1986 between the Partnership and Integrated Resources High Equity Partners, Series 85, A California Limited the Partnership, with respect to Century Park I, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated November 7, 1986.

                  (e) Joint Venture Agreement dated October 27, 1986 between the Partnership and Integrated Resources High Equity Partners, Series 85, A California Limited Partnership, with respect to 568 Broadway, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated November 19, 1986.

                  (f) Joint Venture Agreement dated November 24, 1986 between the Partnership and Integrated Resources High Equity Partners, Series 85, A California Limited Partnership, with respect to Seattle Tower, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated December 8, 1986.

                  (g) Amended and Restated Joint Venture Agreement dated February 1, 1990 among the Partnership, Integrated Resources High Equity Partners, Series 85, A California Limited the Partnership and High Equity Partners L.P., Series 88, with respect to 568 Broadway, incorporated by reference to Exhibit 10(a) to the Partnership's Current Report on Form 8-K dated February 1, 1990 as filed on March 30, 1990.

                  (h) Agreement, dated as of March 23, 1990, among the Partnership, Resources Capital Corp. and Resources Property Management Corp., with respect to the payment of deferred fees, incorporated by reference to Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (i) First Amendment to Amended and Restated Joint Venture Agreement of 568 Broadway Joint Venture, dated as of February 1, 1990, among the Partnership, High Equity Partners, L.P. - Series 85 and High Equity Partners, L.P. - Series 88, incorporated by reference to Exhibit 10(s) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (j) Form of Termination of Supervisory Management Agreement (separate agreement entered into with respect to each individual property) and Form of Supervisory Management Agreement between the Partnership and Resources Supervisory (separate agreement entered into with respect to each individual property), incorporated by reference to Exhibit 10(t) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.


(b)      Reports on Form 8-K:

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

         None.

                 Financial Statement Schedule Filed Pursuant to

                                  Item 14(a)(2)

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                      INDEX

Additional financial  information furnished pursuant to the requirements of Form
 10-K:

Schedules - December 31, 1995, 1994 and 1993 and years then ended, as required:

                  Schedule III  -    Real estate and accumulated
                                     depreciation

                                -    Notes to Schedule III - Real
                                     estate and accumulated depreciation

                  All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HIGH EQUITY PARTNERS L.P. - SERIES 86

                                   By:      RESOURCES HIGH EQUITY, INC.
                                            Investment General Partner


Dated:  March 29, 1996             By:      /s/ Joseph M. Jacobs
                                            --------------------
                                            Joseph M. Jacobs
                                            (Principal Executive Officer)


                                   By:      RESOURCES CAPITAL CORP.
                                            Administrative General Partner


Dated:  March 29, 1996             By:      /s/ Jay L. Maymudes
                                            -------------------
                                            Jay L. Maymudes
                                            (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as officers and directors of Resources High Equity, Inc. and Resources Capital Corp. on the dates indicated.


Dated:  March 29, 1996                      By: /s/ Joseph M. Jacobs
                                                --------------------
                                                Joseph M. Jacobs
                                                (Principal Executive Officer)


Dated:  March 29, 1996                      By: /s/ Jay L. Maymudes
                                                -------------------
                                                Jay L. Maymudes
                                                (Principal Financial and
                                                Accounting Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

====================================================================================================================================
                                                                                                                     Costs
                                                                                                                  Capitalized
                                                                                                                 Subsequent to
                                                                                      Initial Cost                Acquisition
                                                                               --------------------------  -------------------------
                                                                                               Buildings
                                                                                                 and                      Carrying
                    Description                                  Encumbrances      Land      Improvements  Improvements     Costs
- - --------------------------------------------------------------   ------------  -----------   ------------  ------------  -----------
RETAIL:

Melrose Crossing Shopping Center          Melrose Park      IL   $      --     $ 2,002,532   $ 12,721,968  $   746,647   $ 1,064,777
Matthews Township Festival
  Shopping Center                         Matthews          NC          --       2,973,646     12,571,750      223,314     1,581,384
Sutton Square Shopping Center             Raleigh           NC          --       2,437,500     10,062,500       79,096     1,025,898



                                                                 ------------  -----------   ------------  -----------   -----------
                                                                        --       7,413,678     35,356,218    1,049,057     3,672,059
                                                                 ------------  -----------   ------------  -----------   -----------

OFFICE:

Commerce Plaza Office Building            Richmond          VA          --         733,279      7,093,435    1,433,069       468,324
230 East Ohio Office Building             Chicago           IL          --       2,472,000      7,828,000      767,818       726,989
Century Park I Office Complex             Kearny Mesa       CA          --       3,122,064     12,717,936    1,430,301     1,203,130
568 Broadway Office Building              New York          NY          --       2,318,801      9,821,517    4,746,147     1,220,484
Seattle Tower Office Building             Seattle           WA          --       2,163,253      5,030,803    1,345,940       486,969
                                                                 ------------  -----------   ------------  -----------   -----------
                                                                        --      10,809,397     42,491,691    9,723,275     4,105,896
                                                                 ------------  -----------   ------------  -----------   -----------

INDUSTRIAL:

Commonwealth Industrial Park              Fullerton         CA          --       3,749,700      7,125,300      125,542       767,573
TMR Warehouses                            Various           OH          --         369,215      5,363,935       17,632       435,653
Melrose (Lot #7)                          Melrose Park      IL          --         450,000            --           --         36,628
                                                                 ------------  -----------   ------------  -----------   -----------
                                                                        --       4,568,915     12,489,235      143,174     1,239,854
                                                                 ------------  -----------   ------------  -----------   -----------

                                                                 $      --     $22,791,990    $90,337,144   $10,915,506  $ 9,017,809
                                                                 ============  ===========    ===========   ===========  ===========

Note: The aggregate cost for Federal income tax purposes is $133,062,451 at December 31, 1995.

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
December 31, 1995
====================================================================================================================================
                                                                                                  Gross Amounts at Which
                                                                       Reductions               Carried at Close Of Period
                                                                       Recorded         --------------------------------------------
                                                                       Subsequent to
                                                                       Acquisition                       Buildings
                                                                       ------------                         and
                         Description                                   Write-downs         Land         Improvements       Total
- - --------------------------------------------------------------------   ------------     ------------    ------------    ------------
RETAIL:

Melrose Crossing Shopping Center          Melrose Park      IL         $(12,100,000)    $   569,462     $ 3,866,462     $  4,435,924
Matthews Township Festival
  Shopping Center                         Matthews          NC           (5,300,000)      2,249,562       9,800,532       12,050,094
Sutton Square Shopping Center             Raleigh           NC                  --        2,637,550      10,967,444       13,604,994






                                                                       ------------     -----------     -----------     ------------
                                                                        (17,400,000)      5,456,574      24,634,438       30,091,012
                                                                       ------------     -----------     -----------     ------------

OFFICE:

Commerce Plaza Office Building            Richmond          VA           (2,700,000)        556,352       6,471,755        7,028,107
230 East Ohio Office Building             Chicago           IL           (8,800,000)        635,907       2,358,901        2,994,808
Century Park I Office Complex             Kearny Mesa       CA          (11,700,000)      1,092,744       5,680,687        6,773,431
568 Broadway Office Building              New York          NY          (10,821,150)        922,338       6,363,463        7,285,801
Seattle Tower Office Building             Seattle           WA           (6,050,000)        724,808       2,252,157        2,976,965
                                                                       ------------     -----------     -----------     ------------
                                                                        (40,071,150)      3,932,149      23,126,963       27,059,112
                                                                       ------------     -----------     -----------     ------------

INDUSTRIAL:

Commonwealth Industrial Park              Fullerton         CA           (5,800,000)      2,032,937       3,935,177        5,968,114
TMR Warehouses                            Various           OH                  --          397,271       5,789,164        6,186,435
Melrose (Lot #7)                          Melrose Park      IL                  --          486,628            --            486,628
                                                                       ------------     -----------     -----------     ------------
                                                                         (5,800,000)      2,916,836       9,724,341       12,641,177
                                                                       ------------     -----------     -----------     ------------

                                                                       $(63,271,150)    $12,305,559     $57,485,742     $ 69,791,301
                                                                       ============     ===========     ===========     ============

Note: The aggregate cost for Federal income tax purposes is $133,062,451 at December 31, 1995.

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
December 31, 1995
====================================================================================================================================

                                                                              Accumulated          Date
                    Description                                               Depreciation       Acquired
- - -----------------------------------------------------------                   ------------       --------
RETAIL:

Melrose Crossing Shopping Center          Melrose Park      IL                $ 2,407,872           1988
Matthews Township Festival
  Shopping Center                         Matthews          NC                  2,669,502           1988
Sutton Square Shopping Center             Raleigh           NC                  2,131,477           1988






                                                                              -----------
                                                                                7,208,851
                                                                              -----------

OFFICE:

Commerce Plaza Office Building            Richmond          VA                  1,673,478           1987
230 East Ohio Office Building             Chicago           IL                  1,216,089           1988
Century Park I Office Complex             Kearny Mesa       CA                  2,492,524           1986
568 Broadway Office Building              New York          NY                  2,274,834           1986
Seattle Tower Office Building             Seattle           WA                  1,143,320           1986
                                                                              -----------
                                                                                8,800,245
                                                                              -----------

INDUSTRIAL:
                                                                                1,402,482           1987
Commonwealth Industrial Park              Fullerton         CA                  1,053,396           1988
TMR Warehouses                            Various           OH                       --             1988
Melrose (Lot #7)                          Melrose Park      IL               ------------
                                                                                2,455,878
                                                                             ------------

                                                                             $ 18,464,974
                                                                             ============

Note: The aggregate cost for Federal income tax purposes is $133,062,451 at December 31, 1995.

 HIGH EQUITY PARTNERS L.P. - SERIES 86

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
================================================================================

(A) RECONCILIATION OF REAL ESTATE OWNED:

                                                 For the Years Ended December 31,
                                     ------------------------------------------------------
                                         1995                 1994                 1993
                                     ------------         ------------         ------------
BALANCE AT BEGINNING OF YEAR         $ 91,360,154         $ 90,759,454         $107,245,522

  ADDITIONS DURING THE YEAR
  Improvements to Real Estate           2,200,197            1,200,700            1,328,282

  OTHER CHANGES
  Condemnation of Land (2)                   --                   --                (13,700)
  Write-down for Impairment           (23,769,050)            (600,000)         (17,800,650)
                                     ------------         ------------         ------------
BALANCE AT END OF YEAR (1)           $ 69,791,301         $ 91,360,154         $ 90,759,454
                                     ============         ============         ============


(1) INCLUDES  THE INITIAL COST OF THE  PROPERTIES  PLUS  ACQUISTION  AND CLOSING
    COSTS.

(2) PROCEEDS RECEIVED FOR CONDEMNATION OF LAND AT MATTHEWS FESTIVAL


(B) RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                 For the Years Ended December 31,
                                      -----------------------------------------------------
                                         1995                 1994                 1993
                                      -----------         ------------         ------------
BALANCE AT BEGINNING OF YEAR          $ 16,824,115        $ 15,175,230         $ 13,214,515

  ADDITIONS DURING THE YEAR
    Depreciation Expense (1)             1,640,859           1,648,885            1,960,715
                                      ------------        ------------         ------------

BALANCE AT END OF YEAR                $ 18,464,974        $ 16,824,115         $ 15,175,230
                                      ============        ============         ============


(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.