Form 10-Q
period 1996-03-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1996-05-15
CIK 784054

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-15753

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                13-3314609
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]       No   [   ]

================================================================================

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                                      INDEX



         Part I. Financial Information:

         Balance Sheets--March 31, 1996 and December 31, 1995

         Statements of Operations--Three Months Ended March 31,
         1996 and 1995

         Statement of Partners' Equity--Three Months Ended
         March 31, 1996

         Statements of Cash Flows--Three Months Ended
         March 31, 1996 and 1995

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                          PART I. FINANCIAL INFORMATION

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Other than the write-down for impairment, all of the aforementioned adjustments are of a normal recurring nature and there have not been any non-recurring adjustments included in the results reported for the current period.

                                 BALANCE SHEETS


                                                March 31, 1996   December 31, 1995
                                                --------------   -----------------
ASSETS

Real estate ................................     $ 51,145,597      $ 51,326,327
Cash and cash equivalents ..................        4,832,737         4,752,024
Other assets ...............................        3,793,561         3,590,638
Receivables ................................          173,266           597,944
                                                 ------------      ------------

                                                 $ 59,945,161      $ 60,266,933
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  1,645,019      $  1,963,371
Due to affiliates ..........................          430,134           490,095
Distributions payable ......................          383,754           383,754
                                                 ------------      ------------

                                                    2,458,907         2,837,220
                                                 ------------      ------------
Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
  units issued and outstanding) ............       61,961,117        61,907,403
General partners' deficit ..................       (4,474,863)       (4,477,690)
                                                 ------------      ------------
                                                   57,486,254        57,429,713
                                                 ------------      ------------

                                                 $ 59,945,161      $ 60,266,933
                                                 ============      ============

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                            STATEMENTS OF OPERATIONS

                                                    For The Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
Rental revenue ..................................   $  2,736,452   $  2,743,955
                                                    ------------   ------------

Costs and Expenses:

         Operating expenses .....................      1,301,478      1,253,490

         Depreciation and amortization ..........        509,790        497,250

         Partnership asset management fee .......        351,551        351,556

         Administrative expenses ................        127,332        139,012

         Property management fee ................         77,167         73,676

         Write-down for impairment ..............           --       23,769,050
                                                    ------------   ------------

                                                       2,367,318     26,084,034
                                                    ------------   ------------
Income (loss) before interest and
    other income ................................        369,134    (23,340,079)

         Interest income ........................         56,641         72,628

         Other income ...........................         14,520         16,150
                                                    ------------   ------------

Net income (loss) ...............................   $    440,295   $(23,251,301)
                                                    ============   ============

Net income (loss) attributable to:

         Limited partners .......................   $    418,280   $(22,088,736)

         General partners .......................         22,015     (1,162,565)
                                                    ------------   ------------

Net income (loss) ...............................   $    440,295   $(23,251,301)
                                                    ============   ============
Net income (loss) per unit of limited
         partnership interest (588,010 units
         outstanding) ...........................   $        .71   $     (37.57)
                                                    ============   ============

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                          STATEMENT OF PARTNERS' EQUITY

                                       General          Limited
                                       Partners'       Partners'
                                       (Deficit)        Equity          Total
                                     ------------    ------------    ------------
Balance January 1, 1996 ..........   $ (4,477,690)   $ 61,907,403    $ 57,429,713

Net income for the three
months ended March 31, 1996 ......         22,015         418,280         440,295

Distributions as return of
capital for the three months ended
March 31, 1996 ($ .62 per
limited partnership unit) ........        (19,188)       (364,566)       (383,754)

                                     ------------    ------------    ------------

Balance March 31, 1996 ...........   $ (4,474,863)   $ 61,961,117    $ 57,486,254
                                     ============    ============    ============



                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                            STATEMENTS OF CASH FLOWS


                                                     For The Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        1996            1995
                                                    ------------    ------------
Cash Flows From Operating Activities:

    Net income (loss) ...........................   $    440,295    $(23,251,301)
        Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
            Write-down for impairment ...........           --        23,769,050
            Depreciation and amortization .......        509,790         497,250
            Straight line adjustment for stepped
             lease rentals ......................        (93,943)        (61,500)
    Changes in asset and liabilities:
            Accounts payable and accrued expenses       (318,351)       (250,329)
            Due to affiliates ...................        (59,961)        (69,865)
            Receivables .........................        424,678         (59,953)
            Other assets ........................       (167,535)        (65,792)
                                                    ------------    ------------

    Net cash provided by operating
            activities ..........................        734,973         507,560
                                                    ------------    ------------

Cash Flows From Investing Activities:

    Improvements to real estate .................       (270,506)       (236,036)
                                                    ------------    ------------

Cash Flows From Financing Activities:

    Distributions to partners ...................       (383,754)       (383,754)
                                                    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents          80,713        (112,230)

Cash and Cash Equivalents
    Beginning of Year ...........................      4,752,024       5,750,089
                                                    ------------    ------------

Cash and Cash Equivalents
    End of Quarter ..............................   $  4,832,737    $  5,637,859
                                                    ============    ============

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, 1995. The December 31, 1995 year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         In  March  1995,  the  Financial   Accounting  Standards  Board  issued
         Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS # 121"). Although the adoption of the statement was not required until fiscal years beginning after December 15, 1995, the Partnership implemented SFAS #121 for the year ended December 31, 1995.

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

         Upon implementation of SFAS #121, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation ("Presidio") and the Investment General Partner and the Administrative General Partner (the "General Partners") became wholly owned subsidiaries of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Second Group Partners which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford amounted to $25,500. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended March 31, 1996 and 1995, Resources Supervisory was entitled to receive $77,167 and $73,676, respectively, of which $48,586 and $50,676 was paid to unaffiliated management companies. These fees have been paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended March 31, 1996 and 1995 which was paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the quarters ended March 31, 1996 and 1995, the Administrative General Partner earned $351,551 and $351,556, respectively, which was paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         The general partners are allocated 5% of the net income (loss) of the Partnership which amounted to $22,015 and ($1,162,565) for the quarters ended March 31, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions which amounted to $19,188 for each of the quarters ended March 31, 1996 and 1995.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $23,769,050 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were deemed necessary for the first quarter 1996.

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                          Three Months Ended March 31,
                                          ----------------------------
            Property                         1996              1995
                                          ---------       ------------
         Century Park I                   $    ---         $ 1,250,000
         568 Broadway                          ---           2,569,050
         Seattle Tower                         ---           3,550,000
         Commonwealth                          ---           1,700,000
         Melrose Crossing                      ---           7,200,000
         Matthews Festival                     ---           5,300,000
         230 East Ohio                         ---           2,200,000
                                          ---------       ------------
                                          $    ---         $23,769,050
                                          =========        ===========

         The following table is a summary of the Partnership's real estate as of:

                                                  March 31,        December 31,
                                                    1996               1995
                                                ------------       ------------
Land .....................................      $ 12,305,557       $ 12,305,557
Buildings and improvements ...............        57,756,251         57,485,744
                                                ------------       ------------

                                                  70,061,808         69,791,301

Less:  Accumulated depreciation ..........       (18,916,211)       (18,464,974)
                                                ------------       ------------

                                                $ 51,145,597       $ 51,326,327
                                                ============       ============

 5.      DISTRIBUTIONS PAYABLE

                                                        March 31,      December 31,
                                                          1996            1995
                                                        --------        --------
Limited partners ($.62 per unit) ...............        $364,566        $364,566
General partners ...............................          19,188          19,188
                                                        --------        --------
                                                        $383,754        $383,754
                                                        ========        ========

         Such distributions were paid in the quarters subsequent to March 31, 1996 and December 31, 1995, respectively.

 6.      DUE TO AFFILIATES

                                                         March 31,     December 31,
                                                           1996           1995
                                                         --------       --------
Partnership asset management fee .................       $351,551       $351,551
Property management fee ..........................         28,583         88,544
Non-accountable expense reimbursement ............         50,000         50,000
                                                         --------       --------
                                                         $430,134       $490,095
                                                         ========       ========

         Such amounts were paid in the quarters subsequent to March 31, 1996 and December 31, 1995, respectively.

 7.      COMMITMENTS AND CONTINGENCIES

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminate amount. The 568 Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the 568 Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the 568 Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the 568 Broadway Joint Venture will prevail in those actions as well.

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

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners, alleging various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting, receivership, and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement.. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured so as to allocate Shares to the general partners based solely on the value of their 5% equity interests in the Partnerships, that the allocation of Shares be based on independent appraisals of all of the Partnerships' properties, and that Participating Investors be provided with dissenters' rights. The Partnership is considering a variety of alternatives relating to the structure of, and consideration to be received in connection with, the settlement in response to the expert's report. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

 8.      RESULTS OF OPERATIONS

         Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the three months ended March 31, 1996, 100% of distributions and capital expenditures were funded from cash flows. As of March 31, 1996, total remaining working capital reserves amounted to approximately $2,907,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

 During the three months ended March 31, 1996, cash and cash equivalents increased $80,713 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $734,973 for the three months ended March 31, 1996. The Partnership used $270,506 for capital expenditures related to capital and tenant improvements to the properties and $383,754 for distributions to partners during the first quarter of 1996.

 The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties, which would have an adverse effect on future distributions. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

 REAL ESTATE MARKET

 The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market value of existing properties. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas.

 Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

 IMPAIRMENT OF ASSETS

 In March 1995, the Financial Accounting Standards Board issued Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS # 121"). Although the adoption of the statement was not required until fiscal years beginning after December 15, 1995, the Partnership implemented SFAS #121 for the year ended December 31, 1995.

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

 Upon implementation of SFAS #121, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

 Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of the balance sheet date. The cash flows used to determine fair values and net realizable values are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimate and the variances may be material. The Partnership may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

 Management recorded write-downs for impairment totaling $23,769,050 in the first quarter 1995 pursuant to the adoption of SFAS #121 as discussed above. No write-downs were deemed necessary for the first quarter 1996.

 The following table represents the write-downs for impairment recorded on certain of the Partnership's properties.

                                      Three Months Ended March 31,
                                    --------------------------------
   Property                             1996                 1995
   --------                         -----------          -----------
 Century Park I                     $       ---          $ 1,250,000
 568 Broadway                               ---            2,569,050
 Seattle Tower                              ---            3,550,000
 Commonwealth                               ---            1,700,000
 Melrose Crossing                           ---            7,200,000
 Matthews Festival                          ---            5,300,000
 230 East Ohio                              ---            2,200,000
                                    -----------          -----------
                                    $       ---          $23,769,050
                                    ===========          ===========

 RESULTS OF OPERATIONS

 The Partnership experienced net income for the three months ended March 31, 1996 compared to a net loss for the same period in the prior year due primarily to the significant write-down for impairment recorded in 1995.

 Rental revenue remained relatively consistent during the three months ended March 31, 1996 as compared to the same period in 1995. Increases in revenues at Century Park due to higher occupancy rates during 1996 were offset by decreases in revenues at Matthews and Melrose I. Revenues at Matthews and Melrose I decreased during the three months ended March 31, 1996 as certain tenants vacated the premises and/or filed for bankruptcy during 1995. Revenues at the other properties generally remained consistent for the three months ended March 31, 1996 as compared to the same period in the prior year.

 Costs and expenses decreased during the three months ended March 31, 1996 compared to the same period in 1995 due primarily to the write-down for impairment recorded in 1995. Operating expenses increased slightly during the three months ended March 31, 1996 due to increases in utility costs at certain properties, partially offset by decreases in real estate taxes. The cost of utilities increased at 568 Broadway and Century Park due to the increased occupancy during the three months ended March 31, 1996 compared to the same period in 1995. Overall real estate tax expense decreased during the three months ended March 31, 1996 as tax appeals resulted in lower assessed values and lower real estate taxes at 230 East Ohio and 568 Broadway.

 Depreciation and amortization, the partnership asset management fee, administrative expenses, and property management fees remained relatively consistent during the three months ended March 31, 1996 compared to the same period in 1995.

 Interest income decreased due to lower interest rates for the three months ended March 31, 1996 as compared to the same period in 1995. Other income, which consists of investor ownership transfer fees, remained relatively consistent during the three months ended March 31, 1996 compared to the same period in the prior year.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                          PART II. - OTHER INFORMATION


         Item 1 - Legal Proceedings

         (a)      See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

         Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8-K:      None

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1996

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           High Equity Partners L.P. - Series 86


                                            By:   Resources Capital Corp.
                                                  Administrative General Partner




 Dated: May 15, 1996                        By:   /S/  Joseph M. Jacobs
                                                  -------------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Duly Authorized Officer)








 Dated: May 15, 1996                        By:   /S/  Jay L. Maymudes
                                                  -------------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)