Form 10-Q
period 1996-06-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1996-08-14
CIK 784054

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

                  For the quarterly period ended June 30, 1996

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                                      INDEX





         Part I. Financial Information:

         Balance Sheets--June 30, 1996 and December 31, 1995

         Statements of Operations--Three Months Ended June 30,
         1996 and 1995 and Six Months Ended June 30, 1996 and 1995

         Statement of Partners' Equity--Six Months Ended
         June 30, 1996

         Statements of Cash Flows--Six Months Ended
         June 30, 1996 and 1995

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                                 BALANCE SHEETS

ASSETS
                                                   June 30,        December 31,
                                                     1996             1995
                                                 ------------      ------------
Real estate ................................     $ 50,863,776      $ 51,326,327
Cash and cash equivalents ..................        5,567,639         4,752,024
Other assets ...............................        3,916,967         3,590,638
Receivables ................................          403,278           597,944
                                                 ------------      ------------

                                                 $ 60,751,660      $ 60,266,933
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  2,054,841      $  1,963,371
Due to affiliates ..........................          432,812           490,095
Distributions payable ......................          383,754           383,754
                                                 ------------      ------------


                                                    2,871,407         2,837,220
                                                 ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
  units issued and outstanding) ............       62,335,417        61,907,403
General partners' deficit ..................       (4,455,164)       (4,477,690)
                                                 ------------      ------------
                                                   57,880,253        57,429,713
                                                 ------------      ------------


                                                 $ 60,751,660      $ 60,266,933
                                                 ============      ============

See notes to financial statements

               HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                                STATEMENTS OF OPERATIONS

                                                                 For the Three Months Ended             For the Six Months Ended
                                                                           June 30,                             June 30,
                                                              -------------------------------       -------------------------------
                                                                   1996                1995              1996               1995
                                                              ------------       ------------       ------------       ------------
Rental Revenue ........................................       $  3,120,575       $  2,257,021       $  5,857,027       $  5,000,976
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:

     Operating expenses ...............................          1,326,404          1,174,253          2,627,882          2,427,743
     Depreciation and amortization ....................            511,061            376,500          1,020,851            873,750
     Partnership management fee .......................            351,551            351,546            703,102            703,102
     Administrative expenses ..........................            137,156            147,884            264,488            286,896
     Property management fee ..........................             95,058             80,876            172,225            154,552
     Write-down for impairment ........................               --                 --                 --           23,769,050
                                                              ------------       ------------       ------------       ------------


                                                                 2,421,230          2,131,059          4,788,548         28,215,093
                                                              ------------       ------------       ------------       ------------
Income (loss) before interest
     and other income .................................            699,345            125,962          1,068,479        (23,214,117)

     Interest income ..................................             46,408             99,095            103,049            171,723

     Other income .....................................             32,000             15,010             46,520             31,160
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    777,753       $    240,067       $  1,218,048       $(23,011,234)
                                                              ============       ============       ============       ============

Net income (loss) attributable to:

     Limited partners .................................       $    738,865       $    228,064       $  1,157,146       $(21,860,672)

     General partners .................................             38,888             12,003             60,902         (1,150,562)
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    777,753       $    240,067       $  1,218,048       $(23,011,234)
                                                              ============       ============       ============       ============

Net income (loss) per unit of limited
     partnership interest (588,010 units
     outstanding) .....................................       $       1.26       $        .39       $       1.97       $     (37.18)
                                                              ============       ============       ============       ============

See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          STATEMENT OF PARTNERS' EQUITY

                                       General        Limited
                                      Partners'       Partners'
                                      (Deficit)        Equity          Total
                                   ------------    ------------    ------------
Balance, January 1, 1996 .......   $ (4,477,690)   $ 61,907,403    $ 57,429,713

Net income for the six
months ended June 30, 1996 .....         60,902       1,157,146       1,218,048

Distributions as return of
capital for the six months ended
June 30, 1996 ($ 1.24 per
limited partnership unit) ......        (38,376)       (729,132)       (767,508)
                                   ------------    ------------    ------------

Balance, June 30, 1996 .........   $ (4,455,164)   $ 62,335,417    $ 57,880,253
                                   ============    ============    ============

See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                            STATEMENTS OF CASH FLOWS

                                                      For The Six Months Ended
                                                               June 30,
                                                         1996            1995
                                                    ------------    ------------
Cash Flows From Operating Activities:

    Net income (loss) ...........................   $  1,218,048    $(23,011,234)
        Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
            Write-down for impairment ...........           --        23,769,050
            Depreciation and amortization .......      1,020,851         873,750
            Straight line adjustment for stepped
             lease rentals ......................       (187,886)       (123,000)
    Changes in asset and liabilities:
            Accounts payable and accrued expenses         91,470         524,147
            Due to affiliates ...................        (57,283)        (65,113)
            Receivables .........................        194,666          10,292
            Other assets ........................       (256,822)       (302,847)
                                                    ------------    ------------

    Net cash provided by operating
            activities ..........................      2,023,044       1,675,045
                                                    ------------    ------------

Cash Flows From Investing Activities:

    Improvements to real estate .................       (439,921)       (509,479)
                                                    ------------    ------------

Cash Flows From Financing Activities:

    Distributions to partners ...................       (767,508)       (767,508)
                                                    ------------    ------------

Increase in Cash and Cash Equivalents ...........        815,615         398,058

Cash and Cash Equivalents,
    Beginning of Year ...........................      4,752,024       5,750,089
                                                    ------------    ------------

Cash and Cash Equivalents,
    End of Quarter ..............................   $  5,567,639    $  6,148,147
                                                    ============    ============

See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

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

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Other than the write-down for impairment, all of the aforementioned adjustments are of normal recurring nature and there have not been any non-recurring adjustments included in the results reported for the current period.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation ("Presidio") and the Investment General Partner and the Administrative General Partner (the "General Partners") became wholly owned subsidiaries of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Second Group Partners which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended June 30, 1996, reimbursable expenses to Wexford amounted to $25,500. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended June 30, 1996 and 1995, Resources Supervisory was entitled to receive $95,058 and $80,876, respectively, of which $63,797 and $44,051 was paid to unaffiliated management companies.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         These fees have been paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended June 30, 1996 and 1995 which was paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the quarters ended June 30, 1996 and 1995, the Administrative General Partner earned $351,551 and $351,546, respectively, which was paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         The general partners are allocated 5% of the net income of the Partnership which amounted to $38,888 and $12,003 for the quarters ended June 30, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions which amounted to $19,188 for each of the quarters ended June 30, 1996 and 1995.

         During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         In July 1996, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 472 units of the Partnership from various limited partners. These purchases represent less than .1% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $23,769,050 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were recorded for the six months ended June 30, 1996.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                Six Months Ended June 30,
                                       ----------------------------------------
                Property                   1996                         1995
                ---------              --------------             --------------

         Century Park I                $       ---               $    1,250,000
         568 Broadway                          ---                    2,569,050
         Seattle Tower                         ---                    3,550,000
         Commonwealth                          ---                    1,700,000
         Melrose Crossing                      ---                    7,200,000
         Matthews Festival                     ---                    5,300,000
         230 East Ohio                         ---                    2,200,000
                                       --------------             --------------
                                       $       ---               $   23,769,050
                                       ==============            ==============

         The following table is a summary of the Partnership's real estate as of:

                                                           June 30,                      December 31,
                                                            1996                             1995
                                                       -------------                   --------------
         Land                                          $  12,305,557                   $  12,305,557
         Buildings and improvements                       57,925,666                       57,485,744
                                                       -------------                   --------------
                                                          70,231,223                       69,791,301

         Less:  Accumulated depreciation                 (19,367,447)                     (18,464,974)
                                                       -------------                   --------------
                                                       $  50,863,776                   $   51,326,327
                                                       =============                   ==============

 5.      DISTRIBUTIONS PAYABLE

                                                           June 30,                      December 31,
                                                            1996                             1995
                                                       -------------                   --------------
         Limited partners ($.62 per unit)              $     364,566                   $      364,566
         General partners                                     19,188                           19,188
                                                       -------------                   --------------
                                                       $     383,754                   $      383,754
                                                       =============                   ==============

         Such distributions were paid in the quarters subsequent to June 30, 1996 and December 31, 1995, respectively.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS


6.       DUE TO AFFILIATES

                                                           June 30,                      December 31,
                                                            1996                             1995
                                                       -------------                   --------------
         Partnership asset management fee              $      351,551                  $      351,551
         Property management fee                               31,261                          88,544
         Non-accountable expense reimbursement                 50,000                          50,000
                                                       --------------                  --------------
                                                       $      432,812                  $      490,095
                                                       ==============                  ==============

         Such amounts were paid in the quarters subsequent to June 30, 1996 and December 31, 1995, respectively.

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement.. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured so as to allocate Shares to the general partners based solely on the value of their 5% equity interests in the Partnerships, that the allocation of Shares be based on independent appraisals of all of the Partnerships' properties, and that Participating Investors be provided with dissenters' rights. On May 28, 1996, at a hearing in connection with the expert's report, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all the Partnerships' properties and to provide Participating Investors with dissenters' rights, which would entitle Participating Investors who elected dissenters' rights to receive, as compensation for their Units, unsecured notes issued by Millennium, the face amount of which would be based on the independent appraisals.

         A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B & S Litigation, and made a preliminary finding that the proposed, revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement.

         After a notice regarding the proposed, revised settlement is sent to limited partners, the Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

   HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 8.      RESULTS OF OPERATIONS

         Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

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

 The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the six months ended June 30, 1996, 100% of distributions and capital expenditures were funded from cash flows. As of June 30, 1996, total remaining working capital reserves amounted to approximately $3,215,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

 During the six months ended June 30, 1996, cash and cash equivalents increased $815,615 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $2,023,044 for the six months ended June 30, 1996. The Partnership used $439,921 for capital expenditures related to capital and tenant improvements to the properties and $767,508 for distributions to partners during the six months ended June 30, 1996.

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Management recorded write-downs for impairment totaling $23,769,050 in the first quarter 1995 pursuant to the adoption of SFAS #121 as discussed above. No write-downs were recorded for the six months ended June 30, 1996.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents the write-downs for impairment recorded on certain of the Partnership's properties.

                                           Six Months Ended June 30,
                                  -------------------------------------------
        Property                        1996                         1995
 ----------------------           --------------              ---------------
 Century Park I                   $        ---                $     1,250,000
 568 Broadway                              ---                      2,569,050
 Seattle Tower                             ---                      3,550,000
 Commonwealth                              ---                      1,700,000
 Melrose Crossing                          ---                      7,200,000
 Matthews Festival                         ---                      5,300,000
 230 East Ohio                             ---                      2,200,000
                                  --------------                  ------------
                                  $        ---                 $   23,769,050
                                  ==============               ===============

 RESULTS OF OPERATIONS

 The Partnership experienced net income for the six months ended June 30, 1996 compared to a net loss for the same period in the prior year due primarily to the significant write-down for impairment recorded in 1995. The Partnership experienced an increase in net income for the three months ended June 30, 1996 compared to the same period in the prior year due primarily to higher revenues at certain properties in 1996.

 Rental revenue increased during both the six and three month periods ended June 30, 1996 as compared to the same periods in 1995. Revenues increased at Century Park, 568 Broadway, Seattle Tower, and 230 East Ohio due to higher occupancy rates during both periods in 1996 as new leases were executed in late 1995 and in 1996. Revenues increased at Sutton Square in the first two quarters of 1996 compared to 1995 due to higher real estate tax and other reimbursements and higher percentage rent income recorded in 1996. These increases were offset by decreases in revenues at Matthews and Melrose I during the six and three months ended June 30, 1996 as certain tenants vacated the premises and/or filed for bankruptcy during 1995.

 Costs and expenses decreased during the six months ended June 30, 1996 compared to the same period in 1995 due primarily to the write-down for impairment recorded in 1995 while costs and expenses increased during the three months ended June 30, 1996 compared to 1995. Operating expenses increased during the six and three months ended June 30, 1996 due to increases in repairs and maintenance expenses and higher utility costs at certain properties, partially offset by decreases in real estate taxes. The cost of repairs and maintenance and utilities increased most significantly at Century Park, 230 East Ohio and Sutton Square due to the increased occupancy during the six and three months ended June 30, 1996 compared to the same periods in 1995. Overall real estate tax expense decreased during the six and three months ended June 30, 1996 as tax appeals resulted in lower assessed values and lower real estate taxes at 230 East Ohio and 568 Broadway.

 Depreciation and amortization increased during the six and three month period in 1996 compared to 1995 due to the significant capital and tenant improvement work in 1995. The partnership asset management fee in 1996 remained consistent

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 with the fee in 1995. Administrative expenses decreased slightly during the first two quarters of 1996 due primarily to lower allocated partnership payroll costs as compared to the same periods in the prior year. The property management fees increased during the six and three month periods ended June 30, 1996 compared to the same periods in 1995 due to higher revenues at certain properties as previously discussed.

 Interest income decreased due to lower interest rates for the six and three months ended June 30, 1996 as compared to the same periods in 1995. Other income, which consists of investor ownership transfer fees, increased during the six and three month periods ended June 30, 1996 compared to the same periods in the prior year due to a greater number of investor transfers during the second quarter of 1996.

 Inflation is not expected to have a material impact on the Partnership's operations or financial position.

 Legal Proceedings

 The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

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

         Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8-K:      None

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1996

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           High Equity Partners L.P. - Series 86


                                           By:    Resources Capital Corp.,
                                                  Administrative General Partner




 Dated: August 14, 1996                    By:    /S/  Joseph M. Jacobs
                                                  ---------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Duly Authorized Officer)








 Dated: August 14, 1996                    By:    /S/  Jay L. Maymudes
                                                  --------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)