Form 10-Q
period 1996-09-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1996-11-14
CIK 784054

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

                  For the quarterly period ended September 30, 1996

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                                      INDEX




         Part I. Financial Information:

         Balance Sheets--September 30, 1996 and December 31, 1995

         Statements of Operations--Three Months Ended September 30,
         1996 and 1995 and Nine Months Ended September 30, 1996 and 1995

         Statement of Partners' Equity--Nine Months Ended
         September 30, 1996

         Statements of Cash Flows--Nine Months Ended
         September 30, 1996 and 1995

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                                 BALANCE SHEETS


ASSETS
                                                 September 30,     December 31,
                                                     1996              1995
                                                 ------------      ------------
Real estate ................................     $ 50,518,646      $ 51,326,327
Cash and cash equivalents ..................        6,678,258         4,752,024
Other assets ...............................        4,130,760         3,590,638
Receivables ................................          403,868           597,944
                                                 ------------      ------------
                                                 $ 61,731,532      $ 60,266,933
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  2,671,330      $  1,963,371
Due to affiliates ..........................          424,018           490,095
Distributions payable ......................          383,754           383,754
                                                 ------------      ------------
                                                    3,479,102         2,837,220
                                                 ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
  units issued and outstanding) ............       62,688,985        61,907,403
General partners' deficit ..................       (4,436,555)       (4,477,690)
                                                 ------------      ------------
                                                   58,252,430        57,429,713
                                                 ------------      ------------

                                                 $ 61,731,532      $ 60,266,933
                                                 ============      ============


                        See notes to financial statements

                               HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                                                      STATEMENTS OF OPERATIONS

                                                                For the Three Months Ended             For the Nine Months Ended
                                                                         September 30,                        September 30,
                                                              -------------------------------       --------------------------------
                                                                   1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------
Rental Revenue ........................................       $  3,078,250       $  2,770,329       $  8,935,277       $  7,771,305
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:

     Operating expenses ...............................          1,339,716          1,361,438          3,967,598          3,789,181
     Depreciation and amortization ....................            511,061            376,500          1,531,912          1,250,250
     Partnership management fee .......................            351,551            351,551          1,054,653          1,054,653
     Administrative expenses ..........................            141,631            140,801            406,119            427,697
     Property management fee ..........................             89,988             77,958            262,213            232,510
     Write-down for impairment ........................               --                 --                 --           23,769,050
                                                              ------------       ------------       ------------       ------------
                                                                 2,433,947          2,308,248          7,222,495         30,523,341
                                                              ------------       ------------       ------------       ------------
Income (loss) before interest
     and other income .................................            644,303            462,081          1,712,782        (22,752,036)

     Interest income ..................................             64,254             65,239            167,303            236,962

     Other income .....................................             47,374             14,050             93,894             45,210
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    755,931       $    541,370       $  1,973,979       $(22,469,864)
                                                              ============       ============       ============       ============

Net income (loss) attributable to:

     Limited partners .................................       $    718,134       $    514,302       $  1,875,280       $(21,346,371)

     General partners .................................             37,797             27,068             98,699         (1,123,493)
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    755,931       $    541,370       $  1,973,979       $(22,469,864)
                                                              ============       ============       ============       ============

Net income (loss) per unit of limited
     partnership interest (588,010 units
     outstanding) .....................................       $       1.22       $        .87       $       3.19       $     (36.30)
                                                              ============       ============       ============       ============


                                         See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          STATEMENT OF PARTNERS' EQUITY

                                       General          Limited
                                       Partners'       Partners'
                                       (Deficit)        Equity          Total
                                    ------------    ------------    ------------
Balance, January 1, 1996 ........   $ (4,477,690)   $ 61,907,403    $ 57,429,713

Net income for the nine
months ended September 30, 1996 .         98,699       1,875,280       1,973,979

Distributions as return of
capital for the nine months ended
September 30, 1996 ($ 1.86 per
limited partnership unit) .......        (57,564)     (1,093,698)     (1,151,262)
                                    ------------    ------------    ------------

Balance, September 30, 1996 .....   $ (4,436,555)   $ 62,688,985    $ 58,252,430
                                    ============    ============    ============


                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                            STATEMENTS OF CASH FLOWS

                                                       For The Nine Months Ended
                                                             September 30,
                                                    -----------------------------
                                                         1996           1995
                                                    ------------    ------------
Cash Flows From Operating Activities:

    Net income (loss) ...........................   $  1,973,979    $(22,469,864)
        Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
            Write-down for impairment ...........           --        23,769,050
            Depreciation and amortization .......      1,531,912       1,250,250
            Straight line adjustment for stepped
             lease rentals ......................       (281,829)       (184,500)
    Changes in asset and liabilities:
            Accounts payable and accrued expenses        707,959       1,219,858
            Due to affiliates ...................        (66,077)        (57,992)
            Receivables .........................        194,076        (295,059)
            Other assets ........................       (436,497)       (501,532)
                                                    ------------    ------------

    Net cash provided by operating
            activities ..........................      3,623,523       2,730,211
                                                    ------------    ------------

Cash Flows From Investing Activities:

    Improvements to real estate .................       (546,027)     (1,607,704)
                                                    ------------    ------------

Cash Flows From Financing Activities:

    Distributions to partners ...................     (1,151,262)     (1,151,262)
                                                    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents       1,926,234         (28,755)

Cash and Cash Equivalents,
    Beginning of Year ...........................      4,752,024       5,750,089
                                                    ------------    ------------

Cash and Cash Equivalents,
    End of Quarter ..............................   $  6,678,258    $  5,721,334
                                                    ============    ============


                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation ("Presidio") and the Investment General Partner and the Administrative General Partner (the "General Partners") became wholly owned subsidiaries of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Second Group Partners which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the
         Partnership.   During  the  three  months  ended  September  30,  1996,
         reimbursable expenses to Wexford amounted to $25,500. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended September 30, 1996 and 1995, Resources Supervisory was entitled to receive $89,988 and $77,958, respectively, of which $67,521 and $43,084 was paid to unaffiliated management companies. These fees have been paid in the subsequent quarters.

         For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended September 30, 1996 and 1995 which was paid in the subsequent quarters.

         For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1996 and 1995, the Administrative General Partner earned $351,551 which was paid in the subsequent quarters.

         The general partners are allocated 5% of the net income of the Partnership which amounted to $37,797 and $27,068 for the quarters ended September 30, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions which amounted to $19,188 for each of the quarters ended September 30, 1996 and 1995.

         During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         During July 1996 through October 1996, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 2,285 units of the Partnership from various limited partners. These purchases represent less than .4% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $23,769,050 in the first quarter of 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were recorded for the nine months ended September 30, 1996.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                 Nine Months Ended September 30,
                                                --------------------------------
                Property                             1996                 1995
                --------                             ----                 ----
Century Park I .......................          $      --            $ 1,250,000
568 Broadway .........................                 --              2,569,050
Seattle Tower ........................                 --              3,550,000
Commonwealth .........................                 --              1,700,000
Melrose Crossing .....................                 --              7,200,000
Matthews Festival ....................                 --              5,300,000
230 East Ohio ........................                 --              2,200,000
                                                -----------          -----------
                                                $      --            $23,769,050
                                                ===========          ===========

         The following table is a summary of the Partnership's real estate as of:

                                                September 30,       December 31,
                                                     1996               1995
                                                ------------       -------------
Land .....................................      $ 12,305,557       $ 12,305,557
Buildings and improvements ...............        58,031,772         57,485,744
                                                ------------       ------------
                                                  70,337,329         69,791,301

Less:  Accumulated depreciation ..........       (19,818,683)       (18,464,974)
                                                ------------       ------------
                                                $ 50,518,646       $ 51,326,327
                                                ============       ============

 5.      DISTRIBUTIONS PAYABLE

                                                     September 30,  December 31,
                                                         1996            1995
                                                     -------------  ------------
Limited partners ($.62 per unit) ...............       $364,566        $364,566
General partners ...............................         19,188          19,188
                                                       --------        --------
                                                       $383,754        $383,754
                                                       ========        ========

         Such distributions were paid in the quarters subsequent to September 30, 1996 and December 31, 1995, respectively.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 6.      DUE TO AFFILIATES

                                                    September 30,   December 31,
                                                        1996             1995
                                                    ------------    ------------
Partnership asset management fee .................   $351,551         $351,551
Property management fee ..........................     22,467           88,544
Non-accountable expense reimbursement ............     50,000           50,000
                                                     --------         --------
                                                     $424,018         $490,095
                                                     ========         ========

         Such amounts were paid in the quarters subsequent to September 30, 1996 and December 31, 1995, respectively.

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B & S Litigation, and made a preliminary finding that the proposed, revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. After a hearing on August 19, 1996 the Court approved the form and method of notice to limited partners regarding the proposed, revised settlement which has been sent to limited partners.

         At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. The Court also invited a further response from the plaintiffs to such briefs. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations and

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)


         additional information from the plaintiffs. The Court requested a response within 17 days of its order. Upon final approval of the settlement by the Court, the Consent Solicitation Statement concerning the Exchange would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively vote to approve it.

 8.      RESULTS OF OPERATIONS

         Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

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

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the nine months ended September 30, 1996, 100% of distributions and capital expenditures were funded from cash flow from operations. As of September 30, 1996, total remaining working capital reserves amounted to approximately $3,739,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

During the nine months ended September 30, 1996, cash and cash equivalents increased $1,926,234 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $3,623,523 for the nine months ended September 30, 1996. The Partnership used $546,027 for capital expenditures related to capital and tenant improvements to the properties and $1,151,262 for distributions to partners during the nine months ended September 30, 1996.

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

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

Management recorded write-downs for impairment totaling $23,769,050 in the first quarter of 1995 pursuant to the adoption of SFAS #121 as discussed above. No write-downs were recorded for the nine months ended September 30, 1996.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents the write-downs for impairment recorded on certain of the Partnership's properties.

                                                 Nine Months Ended September 30,
                                                --------------------------------
                Property                             1996                 1995
                --------                             ----                 ----
Century Park I .......................          $      --            $ 1,250,000
568 Broadway .........................                 --              2,569,050
Seattle Tower ........................                 --              3,550,000
Commonwealth .........................                 --              1,700,000
Melrose Crossing .....................                 --              7,200,000
Matthews Festival ....................                 --              5,300,000
230 East Ohio ........................                 --              2,200,000
                                                -----------          -----------
                                                $      --            $23,769,050
                                                ===========          ===========

RESULTS OF OPERATIONS

The Partnership experienced net income for the nine months ended September 30, 1996 compared to a net loss for the same period in the prior year due primarily to the significant write-down for impairment recorded in 1995. The Partnership experienced an increase in net income for the three months ended September 30, 1996 compared to the same period in the prior year due primarily to higher revenues at certain properties in 1996.

Rental revenue increased during both the nine and three month periods ended September 30, 1996 as compared to the same periods in 1995. Revenues increased at Century Park I, 568 Broadway, and Seattle Tower due to higher occupancy rates during both periods in 1996 as new leases were executed in late 1995 and in 1996. Revenues increased at Sutton Square in the first three quarters of 1996 compared to 1995 due to higher real estate tax and other reimbursements and higher percentage rent income recorded in 1996. These increases were offset by decreases in revenues at Matthews during the nine and three months ended September 30, 1996 as certain tenants vacated the premises and/or filed for bankruptcy during 1995.

Costs and expenses decreased during the nine months ended September 30, 1996 compared to the same period in 1995 due primarily to the write-down for impairment recorded in 1995 while costs and expenses increased during the three months ended September 30, 1996 compared to 1995. Operating expenses increased during the nine months ended September 30, 1996 due to increases in repairs and maintenance expenses and higher utility costs at certain properties, partially offset by decreases in real estate taxes. The cost of repairs and maintenance and utilities increased most significantly at Century Park I, 568 Broadway and Sutton Square due to the increased occupancy during the nine months ended September 30, 1996 compared to the same period in 1995. Overall real estate tax

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expense decreased during the nine months ended September 30, 1996 as tax appeals resulted in lower assessed values and lower real estate taxes at 230 East Ohio and 568 Broadway. For the three months ended September 30, 1996, operating expenses remained consistent compared to the same period in the prior year. Depreciation and amortization increased during the nine and three month period in 1996 compared to 1995 due to the significant capital and tenant improvement work in 1995. The partnership asset management fee in 1996 remained consistent with the fee in 1995. Administrative expenses remained generally consistent during the first three quarters of 1996 as lower allocated partnership payroll costs were offset by higher partnership legal fees in 1996 as compared to the same periods in the prior year. The property management fees increased during the nine and three month periods ended September 30, 1996 compared to the same periods in 1995 due to higher revenues at certain properties as previously discussed.

Interest income decreased due to lower interest rates for the nine and three months ended September 30, 1996 as compared to the same periods in 1995, but higher cash balances during the third quarter of 1996 as compared to the prior year partially offset the decrease in interest rates. Other income, which consists of investor ownership transfer fees, increased during the nine and three month periods ended September 30, 1996 compared to the same periods in the prior year due to a greater number of investor transfers during the second and third quarters of 1996.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

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

         Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8-K:      None

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1996

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


                                          High Equity Partners L.P. - Series 86


                                          By:     Resources Capital Corp.,
                                                  Administrative General Partner




 Dated: November 14, 1996                 By:      /S/  Joseph M. Jacobs
                                                    ---------------------
                                                   Joseph M. Jacobs
                                                   President
                                                   (Duly Authorized Officer)








 Dated: November 14, 1996                 By:      /S/  Jay L. Maymudes
                                                   --------------------
                                                   Jay L. Maymudes
                                                   Vice President, Secretary
                                                   and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)