Form 10-K
period 1996-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1997-03-31
CIK 784054

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1996

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

         As of March 15, 1997, the Partnership had invested all of its net proceeds available for investment after establishing a working capital reserve and had acquired the eleven properties listed below. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1996, 568 Broadway represented 18.8%; in 1995, 568 Broadway and Matthews Festival represented 17.4% and 16.4%, respectively; in 1994, Melrose Crossing and Matthews Festival represented approximately 16.1% and 15.8%, respectively.

         The Partnership owned the following properties as of March 15, 1997:

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

         Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 74% leased as of January 1, 1997 compared to 74% at January 1, 1996. However, the leasing of 14,705 square feet to Health South/IMC Healthcare Centers in January 1997 increased the occupancy rate to 81%. There are no leases scheduled to expire in 1997. Capital expenditures budgeted for 1997 include replacement of the roof and the installation of an HVAC monitoring system in Building I.

         Century Park I competes with other office parks and office buildings in the Kearny Mesa submarket where the year-end 1996 vacancy rate was 15%. Net absorption in the area was 209,397 square feet during 1996. The primary competition continues to be Metropolitan Office Park with 100,000 square feet of available space.

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

         568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1997 compared to 95% as of January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire in 1996.

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

         Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1997 was 96% compared to 92% at January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

         Roof replacement and exterior building facade projects have been budgeted in the aggregate amount of approximately $630,000. The projects are expected to be completed during the third quarter of 1997.

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

         Commonwealth is located within the western industrial sector of the city of Fullerton. The property is bounded by Artesia Boulevard on the north and Commonwealth Avenue on the South. The Artesia Freeway (State 91) and the Santa Ana Freeway (Interstate 5) are nearby. The area is a mixture of established residential neighborhoods and old and new retail and light industrial buildings. The Fullerton Airport, accommodating small aircraft only, is located one block from the property. Commonwealth is comprised of one 21-year-old building (164,650 square feet) and one 16-year-old building (51,600 square feet), both of which were completely renovated in 1985, and one building of 57,326 square feet that was constructed in 1986. The oldest building has a brick exterior and a bow-truss roof system with skylights. The other two buildings are of precast tilt-up concrete construction with wood beam supported roofs. A two-story wood siding and glass office addition has been made to each of the renovated buildings. The site consists of approximately 12.4 acres, with parking to accommodate 391 cars. During 1996, a five year lease was executed with Alliance Metals for 57,326 square feet. As a result, the property was 87% leased as of January 1, 1997, compared to 66% as of January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1997.

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

         Commerce Plaza I was 95% leased as of January 1, 1997, compared to 92% as of January 1, 1996. There are four leases with expirations in 1997 comprising approximately 34,000 square feet, or 40% of the building. Of those, Robertshaw Controls, whose lease comprises 13,000 square feet, has renewed. Two others, totaling 5,650 square feet, are expected to renew. The fourth, Digital Equipment Corp.("DEC"), which leases 14,876, expired January 31, 1997. Although the tenant continues to occupy the space, it is expected that DEC will downsize to approximately 4,000 square feet, with the balance of approximately 11,000 square feet becoming available. The Partnership has commenced marketing the excess DEC space.

         The West End of Richmond, Virginia, presently has 8.3 million square feet of office space with a vacancy rate of 3%. Of this space, 3.9 million square feet is in direct competition with Commerce Plaza I. New space continues to be built in the nearby Innisbrook section; much of it speculative, which should make the supply side of the market more competitive when it is completed.

         (6) Melrose Crossing. On January 5, 1988, the Partnership purchased a fee simple interest in Melrose Crossing, a neighborhood shopping center located in Melrose Park, Illinois. Completed in January 1987, Melrose Crossing contains 138,355 square feet of rentable space in addition to 88,000 square feet which is leased to Venture department store (which is owned by a third party). This store anchors both Melrose Crossing and Phase II of Melrose Crossing Shopping Center which is to the north of Melrose Crossing and is owned by HEP-88. It is situated on approximately 11.6 acres and has parking space for 1,150 cars. As of January 1, 1997, the shopping center was 18% leased, compared to 50% at January 1, 1996. There are no leases which represent 10% of the square footage of the center that are scheduled to expire during 1997.

         Melrose Crossing is located 10 miles west of Chicago's Loop, adjacent to another parcel of land purchased by the Partnership known as the "Melrose Out Parcel" (described more fully below), in an area comprised primarily of heavy industrial and dense residential properties. The area is virtually 100% developed.

         In December 1993, Reiters, Inc., a 6,400 square foot tenant which had been experiencing financial difficulty, filed for bankruptcy protection and disaffirmed its lease and vacated in 1994. The F&M Drug Store ("F&M Drug") filed bankruptcy and discontinued operations on January 25, 1995. F&M Drug occupied 25,200 square feet and has since rejected its lease in the bankruptcy court. In January 1996, Coconuts music store defaulted on its lease and vacated its 5,000 square foot space. In July 1996, TJ Maxx closed its 25,000 square foot store, and the lease expired in November 1996.

         There are currently seven other retail centers within a three-mile radius of Melrose Crossing that are considered competitive. These centers have approximately one million square feet of rentable space, with an overall average occupancy rate of approximately 85%. In 1993, several other large retailers such as WalMart and Target opened stores on North Avenue in the Melrose Park area, and Home Depot, Office Depot, and Sam's Club have all opened stores nearby on North Avenue in the last year or two. However, Melrose Crossing which is situated on Mannheim Road, suffers from poor roadway access from North Avenue which has become the primary retail thoroughfare in the area. The Partnership is continuing to market the space to national, local and regional retailers. However, alternatives to traditional retail may have to be explored to re-tenant the center. These alternatives include entertainment uses, medical or educational uses and warehouse/industrial uses.

         (7) Matthews Township Festival. On February 23, 1988, the Partnership purchased a fee simple interest in Matthews Township Festival (" Matthews Festival"), a community shopping center in suburban Charlotte, North Carolina in the town of Matthews. Completed in November 1987, Matthews Festival contains 127,388 square feet of rentable space. As of January 1, 1997, the center was 86% leased as compared to 89% as of January 1, 1996. During 1996, new and renewal leases were completed representing 6% of the center's leasable space. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1997. As a result of modifications to the reciprocal cross easements during 1996, an outparcel with building area of 4,500 square feet was created in the parking lot. During 1990 the A&P anchor store closed and the center has suffered a lower level of consumer traffic, sales and occupancy as a result. A&P remains obligated pursuant to the terms of its lease until 2007 and continues to pay rent.

         Matthews Festival is part of a larger overall retail complex containing approximately 55 acres and zoned for 550,000 square feet of retail space. During 1996, construction of Phase II of the overall complex and a concept restaurant on an outparcel in front of the center were completed by the original developer. New retailers include Harris Teeter, Stein Mart, The Home Depot and Hollywood Video and an additional 25,000 square feet of small shop space. The activity and traffic resulting from the additional retail space appears to have had a beneficial effect at Matthews Festival as activity during the last two quarters has increased.

         Competitive retail in the area has grown significantly over the past year. Matthews Corners, an 180,000 square foot center opened across Independence Boulevard and includes Hannaford Food and Drug, Marshall's, Linens' n Things and MJ Designs. Office Max and Homeplace are also under construction in the area. A large parcel of land directly across Independence Boulevard is zoned for 750,000 square feet of retail space. It has been thought to be a future mall site, but may evolve as more competing open air retail shopping center space.

         (8) Sutton Square Shopping Center. On April 15, 1988, the Partnership purchased a fee simple interest in Sutton Square Shopping Center ("Sutton Square"), located in Raleigh, North Carolina. Sutton Square is a 101,965 square foot neighborhood shopping center located on a 10 acre site in North Raleigh. Construction was completed in phases in 1984-85 and 1986-87. Anchor tenants, Harris Teeter and Eckerd, comprise 44% of the leasable space. Sutton Square was 100% leased as of January 1, 1997 and 1996. During 1996, renewal leases were completed on 13,833 square feet representing 13.6% of the center and new striped canopies were installed throughout the center. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1997. Parking lot and landscaping upgrades are budgeted for 1997.

         Sutton Square and the overall North Raleigh market continue to reflect high occupancy rates and with very little new construction underway, the demand for small shop space should remain strong. The center is located on a main retail corridor and competes with numerous other neighborhood and community centers. Sixteen are located within a three mile radius. During 1996, Hannaford Grocery and Kroger opened new and expanded stores in the North Raleigh market but are not expected to have a long term impact on Harris Teeter's sales.

         (9) 230 East Ohio Street. On May 2, 1988, the Partnership purchased a fee simple interest in 230 East Ohio Street, located in the North Michigan Avenue submarket of Chicago, Illinois. 230 East Ohio Street is a renovated seven-story Class B office building containing approximately 83,600 net rentable square feet. 230 East Ohio Street was 74% leased as of January 1, 1997 compared to 75% as of January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1997.

         The downtown Chicago market remains soft and rental rates remain depressed by the widespread availability of sub-let space.

         (10) TMR Warehouses. On September 15, 1988, Tri-Columbus Associates ("Tri- Columbus"), a joint venture comprised of the Partnership, HEP-88 and IR Columbus Corp. ("Columbus Corp."), a wholly owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses"), located in Columbus, Ohio. The Partnership has a 20.66% undivided interest in Tri-Columbus. Columbus Corp. subsequently sold its interest in Tri- Columbus to HEP-88. The Partnership's ownership was not affected by the transfer of Columbus Corp.'s interest in the venture to HEP-88.

         The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1997 and 1996, the Orange and Grove City buildings were each 100% leased to a single tenant. As of January 1, 1997, the Hilliard property was 100% leased compared to 74% as of January 1, 1996. This includes a one-year, cancelable lease with The Packaging Group expiring on September 30, 1997, representing approximately 26% of the building. Additionally, the Volvo/GM Heavy Truck lease covering 583,000 square feet in Orange Township expires on December 31, 1997. The Partnership is currently negotiating an extension of this lease.

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

         On November 30, 1995, after the Court preliminarily approved a settlement of the B&S Litigation but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         In January, 1996, the parties to the B&S Litigation agreed upon a revised settlement (the "Revised Settlement"). The core feature of the Revised Settlement was the surrender by the general partners of certain fees that they are entitled to receive, the reorganization of the Partnership, HEP-85 and HEP-88 (collectively, the "HEP Partnerships") into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and the fees being given up). The General Partners believe that the principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also believed to be other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

         On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to limited partners.

         Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1996, the General Partners had billed the Partnership a total of $824,511 for these costs which was paid in February 1997.

         The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the B&S Litigation. It is impossible at this time to predict what the defense of the B&S Litigation will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

Item 4.          Submission of Matters to
                 a Vote of Security Holders

         No matters  were  submitted  to a vote of security  holders  during the
fourth   quarter  of  the  fiscal  year  covered  by  this  report  through  the solicitation of proxies or otherwise.

                                     PART II

Item 5.          Market for the Registrant's Securities and
                 Related Security Holder Matters

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

         As of March 15, 1997, there were 12,684 holders of Units of the Partnership, owning an aggregate of 588,010 Units (including Units held by the initial limited partner).

         Distributions per Unit of the Partnership for periods during 1995 and 1996 were as follows:

             Distributions for the                    Amount of Distribution
             Quarter Ended                                   Per Unit
             ---------------------                           --------
             March 31, 1995                                    $ .62
             June 30, 1995                                     $ .62
             September 30, 1995                                $ .62
             December 31, 1995                                 $ .62
             March 31, 1996                                    $ .62
             June 30, 1996                                     $ .62
             September 30, 1996                                $ .62
             December 31, 1996                                 $ .62

         The source of distributions in 1995 and in 1996 was cash flow from operations (capital improvements were funded from working capital reserves and cash flow in 1995 and from cash flow in 1996). All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

Item 6.          Selected Financial Data.

                                                                  For the Year ended December 31,
                                   -------------------------------------------------------------------------------------------
                                        1996                1995              1994               1993              1992
                                   ------------        ------------       -----------      ------------       ----------------
Revenues                           $ 11,748,459        $ 10,452,432       $10,233,925      $ 11,436,166       $ 11,716,082
Net Income (Loss)                  $  2,244,520        $(22,084,905)(4)   $   936,307(3)   $(16,511,584)(2)   $(19,060,477)(1)
Net Income (Loss) Per Unit         $       3.63        $     (35.68)(4)   $      1.51(3)   $     (26.68)(2)   $     (30.79)(1)
Distributions Per Unit(5)          $       2.48        $       2.48       $      2.45      $       2.96       $       5.64
Total Assets                       $ 61,979,385        $ 60,266,933       $83,682,263      $ 84,394,634       $102,697,302

---------------

(1) Net loss for the year ended December 31, 1992 includes a write-down for impairment on Century Park I, Seattle Tower, Commonwealth, 230 East Ohio
       Street and 568 Broadway in the aggregate amount of $21,101,450, or $34.09 per Unit

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

         The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1996, all capital expenditures and distributions were funded from cash flows. As of December 31, 1996, total remaining working capital reserves amounted to approximately $5,763,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In March 1997, the Administrative General Partner notified the limited partners of its intention to increase the annual distribution from $2.48 per unit to $3.06 per unit as a result of improved operating results. If the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

         During the year ended December 31, 1996, cash and cash equivalents increased $2,657,554 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $4,879,769 for the year ended December 31, 1996. The Partnership used $687,199 for capital expenditures related to capital and tenant improvements to the properties and $1,535,016 for distributions to partners during 1996.

         The following table sets forth, for each of the last three fiscal years, the amount of the Partnership expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                       1996            1995                1994
                                  ----------        -----------       ----------
Century Park I ...........        $   28,010        $1,243,594        $   51,542
568 Broadway .............           233,376           742,972           784,087
Seattle Tower ............           352,522           227,677           152,114
Commonwealth .............           227,741             5,353             7,894
Commerce Plaza I .........            76,803           229,528            67,209
Melrose Crossing .........            45,628            48,519           298,613
Matthews Festival ........            24,586            57,699            19,353
Sutton Square ............           106,766            43,771            32,457
230 East Ohio ............            37,983           246,706            26,090
TMR Warehouses ...........             3,951            16,918                 0
Melrose Out Parcel .......                 0                 0                 0
                                  ----------        ----------        ----------
Totals ...................        $1,137,366        $2,862,737        $1,439,359
                                  ==========        ==========        ==========

         The Partnership has budgeted approximately $3 million in expenditures for capital improvements and capitalized tenant procurement costs in 1997 which is expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market

         The real estate market continues to suffer from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990s. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

Impairment of Assets

         The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate.

         The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" (SFAS #121) in 1995. Under SFAS #121, the Partnership estimates the future cash flows expected to result from the use of each property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

         If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

         Prior to the adoption of SFAS #121, real estate investments were carried at the lower of depreciated cost or net realizable value. Net realizable value was calculated by management using undiscounted future cash flows, in some cases with the assistance of independent certified appraisers.

         Impairment write-downs recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

         The following table represents the write-downs for impairment recorded on certain of the Partnership's properties for the years set forth below.

                                           During the Year Ended December 31,
                      ---------------------------------------------------------------------------
Property                  1996            1995            1994            1993            1992
--------              -----------     -----------     -----------     -----------     -----------

Century Park I ..     $         0     $ 1,250,000     $         0     $ 5,900,000     $ 4,550,000
568 Broadway ....               0       2,569,050               0         700,650       7,551,450
Seattle Tower ...               0       3,550,000               0               0       2,500,000
Commonwealth ....               0       1,700,000         600,000               0       3,500,000
Commerce Plaza I                0               0               0       2,700,000               0
Melrose Crossing                0       7,200,000               0       4,900,000               0
Matthews Festival               0       5,300,000               0               0               0
230 East Ohio ...               0       2,200,000               0       3,600,000       3,000,000
                      -----------     -----------     -----------     -----------     -----------

                      $         0     $23,769,050     $   600,000     $17,800,650     $21,101,450
                      ===========     ===========     ===========     ===========     ===========

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

         Since the date of the above mentioned appraisal, market conditions surrounding Century Park I deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. The fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

         The economic outlook for Century Park has improved markedly since the last write- down at March 31, 1995. The occupancy at the property has increased from approximately 25% at the time of the write-down to approximately 74% at December 31, 1996, and 81% at January 31, 1997, a 56% increase.

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

         Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

         The economic outlook for 568 Broadway has improved markedly since the last write- down at March 31, 1995. Occupancy has increased from approximately 76% at the time of the write-down to approximately 100% at December 31, 1996, a 24% increase.

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

         The Partnership was not able to achieve leasing expectations at Seattle Tower and occupancy has remained at approximately 80%. In addition, market rents remained lower than projected. As a result, actual income levels at Seattle Tower have not met and are not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceed amounts previously anticipated for such expenditures. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

         The economic outlook for Seattle has improved considerably since the last write- down at March 31, 1995. Occupancy has increased from approximately 81% at the time of the write-down to aproximately 96% at December 31, 1996, a 15% increase.

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

         Since the date of the above mentioned appraisal, Commonwealth's occupancy has remained low. In addition, the property will require more capital expenditures than were previously anticipated resulting in lower expected cash flow in future periods. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $1,700,000 write-down for impairment in 1995.

         The economic outlook for Commonwealth has improved markedly since the last write-down at March 31, 1995. Occupancy has increased from approximately 46% at the time of the write-down to approximately 87% at December 31, 1996, a 41% increase.

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

         Occupancy at Melrose Crossing has declined from the date of management's latest impairment review to 50% in early 1995. As a result, income levels have not met and are not expected to meet projected income levels. In addition, rental rates have declined and real estate taxes are in excess of amounts previously projected resulting in lower cash flows. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $15 per square foot. This fair value estimate resulted in a $7,200,000 write-down for impairment in 1995.

Matthews Festival

         The anchor tenant has not operated its store at Matthews Festival since 1990 while continuing to make rental payments under the terms of the lease. However, the absence of an operating anchor tenant has adversely impacted both the lease-up of the remaining space at the property and rental rates, and has required additional tenant procurement costs. Therefore, actual income levels have not met and are not expected to meet income levels projected during management's impairment review in 1994. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $5,300,000 write-down for impairment in 1995.

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

         Since the date of the above mentioned appraisal, the Partnership has not been able to achieve leasing expectations at 230 East Ohio Street and occupancy has remained low. In addition, real estate taxes and other costs have exceeded expectations. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $2,200,000 write-down for impairment in 1995.

Results Of Operations

1996 vs. 1995

         The Partnership experienced net income for the year ended December 31, 1996 compared to a net loss for the prior year due primarily to the significant write-downs for impairment recorded during 1995 as previously discussed.

         Rental revenue increased during the year ended December 31, 1996 as compared to 1995. The most significant increases in revenues occurred at 568 Broadway, Century Park, Seattle Tower, Sutton Square and Commonwealth due to higher occupancy rates during 1996 as compared to the prior year. These increases, however, were partially offset by decreases in revenues during 1996 at Melrose Crossing and Matthews as certain tenants vacated and/or filed for bankruptcy. Revenues at the other properties generally remained consistent in 1996 as compared to 1995.

         Costs and expenses decreased during the year ended December 31, 1996 as compared to 1995 due primarily to the significant write-downs for impairment recorded in 1995. Operating expenses decreased during 1996 due to decreases in real estate taxes at certain properties partially offset by increases in repairs and maintenance and utility costs. Real estate taxes decreased significantly at 568 Broadway due to the receipt of refunds related to the 1992-1995 tax years of which the Partnership's share was $353,500. Real estate taxes also decreased at Melrose I as the result of reduction of the assessed value pursuant to on-going tax appeals. Repair and maintenance expenses increased at Century Park and Sutton Square due to the higher occupancy in 1996 compared to 1995. The cost of utilities increased at 568 Broadway due to increased occupancy in 1996 as compared to the prior year. Depreciation expense for 1996 increased due to the significant capitalized improvements and tenant procurement costs incurred and capitalized during the year ended December 31, 1995. The partnership asset management fee remained constant in 1996 as compared to 1995. Administrative expenses increased due to the Partnership's reimbursement of the General Partners' litigation and settlement costs as previously discussed and the property management fee increase was the direct result of higher revenues at the aforementioned properties.

         Interest income decreased due to lower interest rates in 1996 as compared to 1995 partially offset by increases due to higher cash investment balances for the year ended December 31, 1996 compared to 1995. Other income, which consists of investor ownership transfer fees, increased during the current year as compared to 1995 due to a greater number of transfers in 1996.

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

Item 8.
                  Financial Statements and Supplementary Data


                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    I N D E X




Independent Auditors' report

Financial statements, years ended
                  December 31, 1996, 1995 and 1994

Balance Sheets
Statements of Operations
Statements of Partners' Equity
Statements of Cash Flows
Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 86

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 86 (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 86 at December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 1995 the Partnership changed its method of recording write-downs for impairment of its investments in real estate to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP
March 14, 1997
New York, NY

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                                 BALANCE SHEETS


                                                          December 31,
                                                --------------------------------
ASSETS                                               1996               1995
------                                          ------------       -------------

Real estate ..............................      $ 50,401,985       $ 51,326,327
Cash and cash equivalents ................         7,409,578          4,752,024
Other assets .............................         3,867,372          3,590,638
Receivables ..............................           300,450            597,944
                                                ------------       ------------

TOTAL ASSETS .............................      $ 61,979,385       $ 60,266,933
                                                ============       ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ....      $  2,131,201       $  1,963,371
Due to affiliates ........................         1,325,213            490,095
Distributions payable ....................           383,754            383,754
                                                ------------       ------------

         Total liabilities ...............         3,840,168          2,837,220
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners' equity (588,010
  units issued and outstanding) ..........        62,581,433         61,907,403
General partners' deficit ................        (4,442,216)        (4,477,690)
                                                ------------       ------------

         Total partners' equity ..........        58,139,217         57,429,713
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY ...      $ 61,979,385       $ 60,266,933
                                                ============       ============


                       See notes to financial statements.

                              HIGH EQUITY PARTNERS L.P. - SERIES 86

                                     STATEMENTS OF OPERATIONS

                                                           For the Years Ended December 31,
                                                 -----------------------------------------------
                                                      1996             1995              1994
                                                 ------------     ------------      ------------

Rental Revenue .............................     $ 11,748,459     $ 10,452,432      $ 10,233,925
                                                 ------------     ------------      ------------
Costs and Expenses:

         Operating expenses ................        4,632,225        4,962,913         4,723,268

         Depreciation and amortization .....        1,941,202        1,858,404         1,901,778

         Partnership management fee ........        1,406,204        1,406,204         1,406,204

         Administrative expenses ...........        1,414,940          522,657           493,944

         Property management fee ...........          435,467          379,720           364,015

         Write-down for impairment .........             --         23,769,050           600,000
                                                 ------------     ------------      ------------

                                                    9,830,038       32,898,948         9,489,209
                                                 ------------     ------------      ------------

Income (loss) before interest
         and other income ..................        1,918,421      (22,446,516)          744,716

         Interest income ...................          245,027          303,186           157,726

         Other income ......................           81,072           58,425            33,865
                                                 ------------     ------------      ------------

Net income (loss) ..........................     $  2,244,520     $(22,084,905)     $    936,307
                                                 ============     ============      ============

Net income (loss) attributable to:

         Limited partners ..................     $  2,132,294     $(20,980,660)     $    889,492

         General partners ..................          112,226       (1,104,245)           46,815
                                                 ------------     ------------      ------------

Net income (loss) ..........................     $  2,244,520     $(22,084,905)     $    936,307
                                                 ============     ============      ============

Net income (loss) per unit of limited
         partnership interest (588,010 units
         outstanding) ......................     $       3.63     $     (35.68)     $       1.51
                                                 ============     ============      ============

                                See notes to financial statements

                              HIGH EQUITY PARTNERS L.P. - SERIES 86

                                  STATEMENT OF PARTNERS' EQUITY

                                             General            Limited
                                             Partners'        Partners'
                                            (Deficit)          Equity            Total
                                          ------------      ------------      ------------

Balance, January 1, 1994 ............     $ (3,267,686)     $ 84,897,460      $ 81,629,774

Net income ..........................           46,815           889,492           936,307

Distributions as a return of capital
($2.45 limited partnership unit) ....          (75,822)       (1,440,625)       (1,516,447)
                                          ------------      ------------      ------------

Balance, December 31, 1994 ..........       (3,296,693)       84,346,327        81,049,634

Net loss ............................       (1,104,245)      (20,980,660)      (22,084,905)

Distributions as a return of capital
($2.48 per limited partnership unit)           (76,752)       (1,458,264)       (1,535,016)
                                          ------------      ------------      ------------

Balance, December 31, 1995 ..........       (4,477,690)       61,907,403        57,429,713

Net income ..........................          112,226         2,132,294         2,244,520

Distributions as return of capital
($ 2.48 per limited partnership unit)          (76,752)       (1,458,264)       (1,535,016)
                                          ------------      ------------      ------------

Balance, December 31, 1996 ..........     $ (4,442,216)     $ 62,581,433      $ 58,139,217
                                          ============      ============      ============


                             See notes to financial statements

                                       HIGH EQUITY PARTNERS L.P. - SERIES 86

                                              STATEMENTS OF CASH FLOWS
                                                                            For the Years Ended December 31,
                                                                  ------------------------------------------------
                                                                       1996              1995              1994
                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) ......................................     $  2,244,520      $(22,084,905)     $    936,307
     Adjustments to reconcile net income
         (loss) to net cash provided by operating activities:
     Write-down for impairment ..............................             --          23,769,050           600,000
     Depreciation and amortization ..........................        1,941,202         1,858,404         1,901,778
     Straight line adjustment for stepped lease rentals .....         (164,035)         (375,772)         (243,082)


Changes in asset and liabilities:
     Accounts payable and accrued expenses ..................          167,830           208,913          (292,764)
     Receivables ............................................          297,494           (14,196)           18,614
     Due to affiliates ......................................          835,118            (4,322)          476,201
     Other assets ...........................................         (442,360)         (620,024)         (193,412)
                                                                  ------------      ------------      ------------

     Net cash provided by operating activities ..............        4,879,769         2,737,148         3,203,642
                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Improvements to real estate ............................         (687,199)       (2,200,197)       (1,200,700)
                                                                  ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners ..............................       (1,535,016)       (1,535,016)       (1,832,115)
                                                                  ------------      ------------      ------------

Increase (Decrease) in Cash and Cash Equivalents ............        2,657,554          (998,065)          170,827

Cash and Cash Equivalents, Beginning of Year ................        4,752,024         5,750,089         5,579,262
                                                                  ------------      ------------      ------------

Cash and Cash Equivalents, End of Year ......................     $  7,409,578      $  4,752,024      $  5,750,089
                                                                  ============      ============      ============

                             See notes to financial statements.

                           HIGH EQUITY PARTNERS L.P. - SERIES 86

                               NOTES TO FINANCIAL STATEMENTS

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

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Financial statements

                  The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Reclassifications

                  Certain reclassifications have been made to the financial statements for the prior years in order to conform to the current year's classifications.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Depreciation

                  Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any.

                  Investments in joint ventures

                  For properties purchased in joint venture ownership with affiliated partnerships, the financial statements present the assets, liabilities, income and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

                  Impairment of Assets

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate.

                  The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" (SFAS #121) in 1995. Under SFAS #121, the Partnership estimates the future cash flows expected to result from the use of each property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

                  If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Prior to the adoption of SFAS #121, real estate investments were carried at the lower of depreciated cost or net realizable value. Net realizable value was calculated by management using undiscounted future cash flows, in some cases with the assistance of independent certified appraisers.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Impairment of Assets (continued)

                  Impairment write-downs recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

                  Income taxes

                  No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

                  Net income (loss) and distributions per unit of limited partnership interest

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (588,010), for each of the years ended December 31, 1996, 1995 and 1994.

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                  The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp. are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

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

                  The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the years ended December 31, 1996, 1995 and 1994, Resources Supervisory was entitled to receive $435,467, $379,720 and $364,015 in total, respectively, of which $254,005, $196,480 and $201,205 was paid to unaffiliated management companies.

                  For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year.

                  For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive a partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Administrative General Partner earned $1,406,204.

                  The general partners are allocated 5% of the net income or (losses) of the Partnership which amounted to $112,226, $(1,104,245) and $46,815 in 1996, 1995 and 1994, respectively.
                  The General Partners are also entitled to receive 5% of distributions, which amounted to $76,752, $76,752 and $75,822 in 1996, 1995 and 1994, respectively.

                  During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain invested capital and certain specified minimum returns on their investments.

                  During July 1996 through February 28, 1997, Millennium Funding III Corp., a wholly owned indirect subsidiary of Presidio, contracted to purchase 3,117 units of the Partnership from various limited partners, which represents less than .6% of the outstanding limited partnership units. 1996 distributions in the amount of $529 were received by Millenium Funding III Corp. related to these units.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE

                  Management recorded write-downs for impairment totaling $21,101,450, $17,800,650, $600,000 and $23,769,050 in 1992,
                  1993, 1994 and 1995, respectively. No write-downs were required for the year ended December 31, 1996. The details of write-downs recorded are as follows:

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

                  Since the date of the above mentioned appraisal, Commonwealth's occupancy has remained low. In addition, the property will require more capital expenditures than were previously anticipated resulting in lower expected cash flow in future periods. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $1,700,000 write-down for impairment in 1995.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  Partnership's share was $4,550,000. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $11,800,000 write-down for impairment in 1993 of which the Partnership's share was $5,900,000.

                  Since the date of the above mentioned appraisal, market conditions surrounding Century Park deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

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

                  Since the date of the above mentioned appraisal, the Partnership did not achieve leasing expectations at 230 East Ohio and occupancy has remained low. In addition, real estate taxes and other costs have exceeded expectations. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $2,200,000 write-down for impairment in 1995.

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

                  The Partnership did not achieve leasing expectations at Seattle Tower and occupancy remained at approximately 80%. In addition, market rents were lower than projected. As a result, actual income levels at Seattle Tower did not meet and were not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceeded amounts previously anticipated for such expenditures. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in managements opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

                  The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the Soho area of New York City where 568 Broadway is located and the accompanying high vacancies

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

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

                  Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels remained low. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded a $4,900,000 write-down for impairment in 1993.

                  Occupancy at Melrose Crossing declined from the date of management's impairment review in 1994 to 50% in early 1995. As a result, income levels did not meet and were not expected to meet projected income levels. In addition, rental rates declined and real estate taxes were in excess of amounts previously projected resulting in lower cash flows. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $15 per square foot. This fair value estimate resulted in a $7,200,000 write-down for impairment in 1995.

                  The anchor tenant has not operated its store at Matthews Festival since 1990 while continuing to make rental payments under the terms of the lease. However, the absence of an operating anchor tenant has adversely impacted both the lease-up of the remaining space at the property and rental rates, and has required additional tenant procurement costs. Therefore, actual income levels did not and are not expected to meet income levels projected during management's impairment review in 1994. Because the revised estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $75 per square foot. This fair value estimate resulted in a $5,300,000 write-down for impairment in 1995.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  The following table is a summary of the Partnership's real estate as of:

                                                        December 31,
                                               --------------------------------
                                                    1996                1995
                                               ------------        ------------
Land ...................................       $ 12,305,557        $ 12,305,557

Buildings and  improvements ............         58,172,943          57,485,744
                                               ------------        ------------
                                                 70,478,500          69,791,301

Less:  Accumulated depreciation ........        (20,076,515)        (18,464,974)
                                               ------------        ------------

                                               $ 50,401,985        $ 51,326,327
                                               ============        ============


                  The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                                  YEARS ENDING DECEMBER 31,
                          1997            1998            1999            2000            2001         Thereafter        Total
                      -----------     -----------     -----------     -----------     -----------     -----------     -----------
Century Park ....     $   837,000     $   852,000     $   873,000     $   862,000     $   862,000     $ 3,841,000     $ 8,127,000
568 Broadway ....       2,115,000       1,891,000       1,736,000       1,679,000       1,459,000       4,734,000      13,614,000
Seattle Tower ...         613,000         436,000         298,000         231,000         143,000         235,000       1,956,000
Commonwealth ....         790,000         686,000         611,000         622,000         686,000         629,000       4,024,000
Commerce Plaza ..         561,000         456,000         312,000         324,000         150,000               0       1,803,000
Matthews Festival       1,304,000       1,274,000       1,233,000       1,087,000       1,067,000       1,051,000       7,016,000
Melrose Park ....         274,000         100,000          60,000          19,000               0               0         453,000
230 East Ohio ...         759,000         552,000         404,000         331,000         291,000         806,000       3,143,000
Sutton Square ...       1,163,000         987,000         917,000         705,000         608,000       4,437,000       8,817,000
TMR .............         547,000         181,000               0               0               0               0         728,000
                      -----------     -----------     -----------     -----------     -----------     -----------     -----------
                      $ 8,963,000     $ 7,415,000     $ 6,444,000     $ 5,860,000     $ 5,266,000     $15,733,000     $49,681,000
                      ===========     ===========     ===========     ===========     ===========     -----------     ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

5.                DISTRIBUTIONS PAYABLE

                                                                           December 31,
                                                               ------------------------------
                                                                   1996                1995
                                                               ----------         -----------
                  Limited Partners ($.62 per unit)             $  364,566         $   364,566
                  General Partners                                 19,188              19,188
                                                               ----------         -----------

                                                               $  383,754         $   383,754
                                                               ==========         ===========

                  Such distributions were paid in the subsequent quarters.

6.                DUE TO AFFILIATES

                                                                 December 31,
                                                          -------------------------
                                                              1996           1995
                                                          ----------     ----------
Partnership asset management fee ....................     $  351,551     $  351,551
Settlement and litigation cost reimbursement (Note 8)        824,511            --
Property management fee .............................         99,151         88,544
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------

                                                          $1,325,213     $  490,095
                                                          ==========     ==========


                  Such amounts were paid in the subsequent quarters.

7.                PARTNERS' EQUITY

                  Units of limited partnership interest are at a stated value of $250. At December 31, 1996, 1995 and 1994, a total of 588,010 units of limited partnership interest, including the initial limited partner, had been issued, for aggregate capital contributions of $147,002,500. In addition, the general partners contributed a total of $1,000 to the Partnership.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  On November 30, 1995, after the Court preliminarily approved a settlement of the B&S Litigation but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  In January, 1996, the parties to the B&S Litigation agreed upon a revised settlement (the "Revised Settlement"). The core feature of the Revised Settlement was the surrender by the general partners of certain fees that they are entitled to receive, the reorganization of the Partnership, HEP-85 and HEP- 88 (collectively, the "HEP Partnerships") into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and the fees being given up). The General Partners believe that the principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also believed to be other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

                  On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to limited partners.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1996, the General Partners had billed the Partnership a total of $824,511 for these costs which was paid in February 1997.

                  The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the B&S Litigation. It is impossible at this time to predict what the defense of the B&S Litigation will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

9. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) per the financial statements to the net taxable income (loss):

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

9. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)

                                                            Years Ended December 31,
                                               ------------------------------------------------
                                                    1996             1995                1994
                                               ------------      ------------      ------------


Net income (loss) per financial statements     $  2,244,520      $(22,084,905)     $    936,307

Write-down for impairment ................             --          23,769,050           600,000

Tax depreciation in excess of financial
statement depreciation ...................       (1,820,559)       (1,755,692)       (1,704,513)
                                               ------------      ------------      ------------

Net taxable income (loss) ................     $    423,961      $    (71,547)     $   (168,206)
                                               ============      ============      ============


                  The   differences   between  the   Partnership's   assets  and
                  liabilities for tax purposes and financial reporting purposes are as follows:

                                                                    December 31,
                                                                        1996
                                                                  -------------
Net assets per financial statements ....................          $  58,139,217

Write-down for impairment ..............................             63,271,150

Tax depreciation in excess
  of financial statement depreciation ..................            (10,761,148)

Gain on admission of joint venture
  partner not recognized for tax purposes ..............               (454,206)

Organization costs not charged to
  partner's equity for tax purposes ....................              4,410,000
                                                                  -------------
Net assets per tax reporting ...........................          $ 114,605,013
                                                                  =============

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

                 None.
                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

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

                  As of March 15, 1997, the names and ages of, as well as the positions held by, the officers and directors of the Administrative and Investment General Partners are as follows:

                                                                                   Has Served as an
                                                                                     Officer and/or
Name                                Age            Position                          Director Since
----                                ---            --------                          --------------
Joseph M. Jacobs                    44       Director and President                   November 1994
Jay L. Maymudes                     36       Director, Vice President,                November 1994
                                                   Secretary and Treasurer
Robert Holtz                        29       Vice President                           November 1994
Arthur H. Amron                     40       Vice President and Assistant             November 1994
                                                   Secretary
Frederick Simon                     42       Vice President                           February 1996

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

                  As of March 15, 1997, the names and ages of, as well as the positions held by, the officers and directors of the Associate General Partner are as follows:

                                                                                Has Served as an
                                                                                Officer and/or
Name                        Age                    Positon                        Director Since
----                        ---                    -------                        --------------
Robert Holtz                29               Director and President                 March 1995
Mark Plaumann               41               Director and Vice President            March 1995
Jay L. Maymudes             36               Vice President, Secretary and          March 1995
                                             Treasurer
Arthur H. Amron             40               Vice President and Assistant           March 1995
                                             Secretary

                  See the biographies of the above named officers and directors in the preceding section, except as noted below.

                  Mark Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann was a Vice President of Wexford Management Corp. from February 1995 to December 1995. Mr. Plaumann is also a director of Wahlco Environmental Systems, Inc. (a NYSE registrant engaged in the sale of air pollution control and specially engineered products and is majority-owned by investment funds managed by Wexford) since June 1996 and a director of Technology Service Group, Inc. (a NASDAQ registrant engaged in the sale of smart pay phones and is majority-owned by investment funds managed by Wexford) since March 1997. Mr. Plaumann was employed by Alvarez & Marsal, Inc., a workout firm as a Managing Director from February 1990 to January 1995. Mr. Plaumann was employed by American Healthcare Management, Inc. a hospital management company from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

                  Affiliates of the General Partners are also engaged in business.

                  Many of the officers, directors and partners of the Investment General Partner, the Administrative General Partner and the Associate General Partner listed above are also officers and/or directors of the general partners of other public partnerships controlled by Presidio and various subsidiaries of Presidio.

Item 11.         Executive Compensation

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

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management

                  As of March 15, 1997, no person was known by the Partnership to be the beneficial owner of more than 5% of the Units.

                  No directors, officers or partners of the Investment General Partner or Administrative General Partner presently own any Units. An affiliate of the general partners contracted to purchase 3,117 Units from various limited partners, which represents less than .6% of the outstanding Units.

                  As of March 1, 1997, there were 8,797,255 outstanding shares of common stock of Presidio (the "Class A Shares"). As of that date, neither the individual directors nor the officers and directors of the Investment General Partner or Administrative General Partner as a group were known by the Partnership to own more than 1% of the Class A Shares.

                  The following table sets forth certain information known to Presidio with respect to beneficial ownership of the Class A Shares as of March 1, 1997 (based on 8,797,255 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                            Beneficial Ownership
                                                      ---------------------------------
                                                        Number of           Percentage
             Name of Beneficial Owner                     Shares            Outstanding
             ------------------------                     ------            -----------
             Thomas F. Steyer                         4,553,560 (1)            51.8%
             Fleur A. Fairman

             John M. Angelo
             Michael L. Gordon                        1,231,762 (2)            14.0%

             Intermarket Corp.                        1,000,918 (3)            11.4%

             M. H. Davidson & Co.                       474,205 (4)             5.4%

             Michael Steinhardt                              -- (5)              --

             Joseph M. Jacobs                                -- (5)              --

             Robert Holtz                                    --                  --

             Jay L. Maymudes                                 --                  --


             Charles E. Davidson                             -- (5)              --

             Martin L. Edelman                            4,550 (6)              *

             Dean J. Takahashi                            4,550 (6)              *

             Paul T. Walker                               4,550 (6)              *

             Directors and executive officers
             as a group (7 persons)                      13,650                  *
             -----------------------
*      Less than 1% of the outstanding Common Stock.

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional  Partners II, L.P. ("FCIP II") and Tinicum Partners
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively,  by each of such Farallon  Partnerships.  Farallon  Capital
       Management,   LLC   ("FCMLLC"),   the   investment   advisor  to  certain
       discretionary accounts which collectively hold 695,861 shares and Enrique
       H. Boilini,  David I. Cohen,  Joseph F. Downes,  Jason M. Fish, Andrew B.
       Fremder,  William F.  Mellin,  Stephen L.  Millham,  Meridee A. Moore and
       Thomas F.  Steyer,  as a  managing  member of  FCMLLC  (collectively  the
       "Managing  Members") may be deemed to be the  beneficial  owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each Managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H.  Davidson,  Thomas L. Kemper Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M. H.
       Davidson and Co., and Davidson Kempner International Ltd. (collectively, the "Investment Funds") may be deemed to be the beneficial owners under
       Section 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

(5)    Excludes  1,200,000  Class B Shares  owned by IR  Partners.  Such Class B
       Shares are  convertible in certain  circumstances  into 1,200,000 Class A
       Shares;  however, such shares are not convertible at present. IR Partners
       is  a  general   partnership   whose  general   partners  are  Steinhardt
       Management,  certain of its  affiliates  and  accounts  managed by it and
       Roundhill Associates. Roundhill Associates is a limited partnership whose general  partner  is Charles  E.  Davidson,  the  principal  of  Presidio
       Management,  the  Chairman  of the  Board of  Presidio  and a  Member  of
       Wexford.  Joseph M. Jacobs,  the Chief Executive Officer and President of
       Presidio  and a  Member  and the  President  of  Wexford,  has a  limited partner's interest in Roundhill Associates.  Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt,  the controlling  person of Steinhardt  Management  and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

(6) Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. See "Executive Compensation -- Compensation of Directors."

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson & co. is 885 Third Avenue, New York, New York 10022.

Item 13.         Certain Relationships and Related Transactions

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1996, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                     Compensation from
Name of Recipient                  Capacity in Which Served            the Partnership
-----------------                  ------------------------            ---------------
Resources High Equity Inc.         Investment General Partner            $826,046 (1)
Resources Capital Corp.            Administrative General Partner      $1,679,886 (2)
Presidio AGP Corp.                 Associate General Partner               $1,535 (3)
Resources Supervisory              Affiliated Property Manager           $196,480 (4)
Management Corp.
--------------------

(1)    Of this amount,  $1,535 represents the Investment General Partner's share
       of  distributions  of  cash  from  operations  and  $824,511   represents
       reimbursements  at actual costs  incurred in defending the B&S Litigation and the cost of preparing settlement  materials.  Furthermore,  under the
       Partnership's Limited Partnership  Agreement,  0.1% of the net income and net  loss of the  Partnership  is  allocated  to the  Investment  General
       Partner.  Pursuant thereto, for the year ended December 31, 1996, $427 of the Partnership's  taxable income was allocated to the Investment General
       Partner.

(2)    Of this amount,  $73,682 represents the Administrative  General Partner's share of  distributions  of cash  from  operations,  $200,000  represents payment for expenses of the Administrative General Partner based upon the
       total  number  of  Units   outstanding  and  $1,406,204   represents  the
       Partnership  Asset  Management  Fee  for  managing  the  affairs  of  the
       Partnership.  All fees payable to the Administrative  General Partner for the year ended December 31, 1996 have been paid.  Furthermore,  under the
       Partnership's  Limited  Partnership  Agreement 4.8% of the net income and net loss of the  Partnership is allocated to the  Administrative  General
       Partner.  Pursuant thereto, for the year ended December 31, 1996, $20,350 of the Partnership's  taxable income was allocated to the  Administrative
       General Partner.

(3)    This  amount   represents  the  Associate   General  Partner's  share  of
       distributions  of cash from operations.  In addition,  for the year ended
       December 31, 1996, $427 of the Partnership's taxable income was allocated to the Associate  General Partner pursuant to the  Partnership's  Limited
       Partnership  Agreement  (the  Associate  General  Partner is  entitled to receive .1% of the Partnership's net income or net loss).

(4)    This amount was earned pursuant to a management  agreement with Resources
       Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources Supervisory was $435,467, of which $254,005 was paid to unaffiliated management companies. All property management fees payable at December 31, 1996 have subsequently been paid.

                                     PART IV

Item              14. Exhibits,  Financial Statement  Schedules,  and Reports on
                  Form 8-K.

(a)(1)            Financial  Statements:  See Index to Financial  Statements  in
                  Item 8.

(a)(2)            Financial Statement Schedule:


                  III. Real Estate and Accumulated Depreciation

(a)(3)            Exhibits:


3,4. (a)Amended and Restated Partnership Agreement ("the Partnership Agreement") of the Partnership incorporated by reference to Exhibit A to the Prospectus of the Partnership dated April 25, 1986 included in the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (b)First Amendment to the Partnership's Partnership Agreement, dated as of July 1, 1986, incorporated by reference to Exhibit 3, 4(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

                  (c)Amendment dated as of December 1, 1986 to the Partnership's Partnership Agreement, incorporated by reference to Exhibits 3, 4 to the Partnership's Current Report on Form 8-K dated December 8, 1986.

                  (d)Amendment dated as of April 1, 1988 to the Partnership's Partnership Agreement incorporated by reference to Exhibit 3, 4(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988.

10. (a)Management Agreement between the Partnership and Resources Property Management Corp., incorporated by reference to
                  Exhibit 10B to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (b)Acquisition and Disposition Services Agreement among the Partnership, Realty Resources Inc. and Resources High Equity, Inc., incorporated by reference to Exhibit 10C to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (c)Agreement among Resources High Equity Inc., Integrated Resources, Inc. and Second Group Partners, incorporated by reference to Exhibit 10D to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-1853).

                  (d)Joint Venture Agreement dated November 2, 1986 between the Partnership and Integrated Resources High Equity Partners, Series 85, A California Limited the Partnership, with respect to Century Park I, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated November 7, 1986.

                  (e)Joint Venture Agreement dated October 27, 1986 between the Partnership and Integrated Resources High Equity Partners, Series 85, A California Limited Partnership, with respect to 568 Broadway, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated November 19, 1986.

                  (f)Joint Venture Agreement dated November 24, 1986 between the Partnership and Integrated Resources High Equity Partners, Series 85, A California Limited Partnership, with respect to Seattle Tower, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated December 8, 1986.

                  (g)Amended and Restated Joint Venture Agreement dated February 1, 1990 among the Partnership, Integrated Resources High Equity Partners, Series 85, A California Limited the Partnership and High Equity Partners L.P., Series 88, with respect to 568 Broadway, incorporated by reference to Exhibit 10(a) to the Partnership's Current Report on Form 8-K dated February 1, 1990 as filed on March 30, 1990.

                  (h)Agreement, dated as of March 23, 1990, among the Partnership, Resources Capital Corp. and Resources Property Management Corp., with respect to the payment of deferred fees, incorporated by reference to Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (i)First Amendment to Amended and Restated Joint Venture Agreement of 568 Broadway Joint Venture, dated as of February 1, 1990, among the Partnership, High Equity Partners, L.P. - Series 85 and High Equity Partners, L.P. - Series 88, incorporated by reference to Exhibit 10(s) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (j)Form of Termination of Supervisory Management Agreement (separate agreement entered into with respect to each individual property) and Form of Supervisory Management Agreement between the Partnership and Resources Supervisory (separate agreement entered into with respect to each individual property), incorporated by reference to Exhibit 10(t) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

(b)           Reports on Form 8-K:

                  The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)
                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                             ADDITIONAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                      INDEX


     Additional financial information furnished pursuant to the requirements of Form 10-K:


     Schedules - December 31, 1996, 1995 and 1994 and years then ended, as required:


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

                                         HIGH EQUITY PARTNERS L.P. - SERIES 86

                                         By:  RESOURCES HIGH EQUITY, INC.
                                              Investment General Partner


Dated:  March 31, 1997                   By:  /s/ Joseph M. Jacobs
                                              --------------------
                                              Joseph M. Jacobs
                                              (Principal Executive Officer)


                                         By:  RESOURCES CAPITAL CORP.
                                              Administrative General Partner



Dated:  March 31, 1997                   By:  /s/ Jay L. Maymudes
                                              -------------------
                                              Jay L. Maymudes
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as officers and directors of Resources High Equity, Inc. and esources Capital Corp. on the dates indicated.

Dated:  March 31, 1997                   By:  /s/ Joseph M. Jacobs
                                              --------------------
                                              Joseph M. Jacobs
                                              (Principal Executive Officer)


                                         By:  RESOURCES CAPITAL CORP.
                                              Administrative General Partner



Dated:  March 31, 1997                   By:  /s/ Jay L. Maymudes
                                              -------------------
                                              Jay L. Maymudes
                                              (Principal Executive Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                  Costs                 Reductions
                                                                                                Capitalized               Recorded
                                                                                               Subsequent to           Subsequent to
                                                                     Initial Costs              Acquisition             Acquistion
                                                               ----------------------    -----------------------------  ------------
                                                                           Buildings
                                                     Encum-                  and
   Description                                      brances    Land      Improvements    Improvements   Carrying Costs  Write-downs
   -----------                                      -------    ----      ------------    ------------   --------------  -----------
RETAIL:

 Melrose Crossing Shopping Center  Melrose Park IL  $  ---   $ 2,002,532    $12,721,968  $    763,387    $ 1,064,777  $ (12,100,000)

 Matthews Township Festival
      Shopping Center              Matthews  NC        ---     2,973,646     12,571,750       224,314      1,581,384     (5,300,000)

 Sutton Square Shopping Center     Raleigh   NC        ---     2,437,500     10,062,500       161,016      1,025,898            ---
                                                    -------  -----------    -----------  ------------    -----------  -------------
                                                       ---     7,413,678     35,356,218     1,148,717      3,672,059    (17,400,000)
                                                    -------  -----------    -----------  ------------    -----------  -------------

OFFICE:

 Commerce Plaza Office Building    Richmond  VA        ---       733,279      7,093,435     1,484,191        468,324     (2,700,000)

 230 East Ohio Office Building     Chicago IL          ---     2,472,000      7,828,000       778,177        726,989     (8,800,000)

 Century Park I Office Complex     Kearny Mesa CA      ---     3,122,064     12,717,936     1,452,816      1,203,130    (11,700,000)

 568 Broadway Office Building      New York NY         ---     2,318,801      9,821,517     4,872,883      1,220,484    (10,821,150)

 Seattle Tower Office Building     Seattle WA          ---     2,163,253      5,030,803     1,620,883        486,969     (6,050,000)
                                                    -------  -----------    -----------  ------------    -----------  -------------
                                                       ---    10,809,397     42,491,691    10,208,950      4,105,896    (40,071,150)
                                                    -------  -----------    -----------  ------------    -----------  -------------

INDUSTRIAL:

 Commonwealth Industrial Park      Fullerton  CA       ---     3,749,700      7,125,300       224,172        767,573     (5,800,000)

 TMR Warehouses                    Various OH          ---       369,215      5,363,935        20,866        435,653            ---

 Melrose (Lot #7)                  Melrose Park IL     ---       450,000         ---            ---           36,628            ---
                                                    -------  -----------    -----------  ------------    -----------  -------------
                                                       ---     4,568,915     12,489,235       245,038      1,239,854     (5,800,000)
                                                    -------  -----------    -----------  ------------    -----------  -------------
                                                    $  ---   $22,791,990    $90,337,144   $11,602,705    $ 9,017,809  $ (63,271,150)
                                                    =======  ===========    ===========   ===========    ===========  =============

                                                         Gross Amount at Which
                                                      Carried at Close of Period
                                            ----------------------------------------------
                                                             Buildings
                                                                and                            Accumulated       Date
   Description                                   Land        Improvements        Total         Depreciation    Acquired
   -----------                              ------------     ------------      -----------     ------------    --------
RETAIL:

   Melrose Crossing Shopping Center         $    569,462      $ 3,884,382      $ 4,453,844      $ 2,519,888       1988

   Matthews Township Festival
        Shopping Center                        2,249,562        9,816,182       12,065,744        2,957,234       1988

   Sutton Square Shopping Center               2,637,550       11,049,364       13,686,914        2,454,735       1988
                                            ------------      -----------      -----------      -----------
                                               5,456,574       24,749,928       30,206,502        7,931,857
                                            ------------      -----------      -----------      -----------
OFFICE:

   Commerce Plaza Office Building                556,352        6,522,877        7,079,229        1,863,463       1987

   230 East Ohio Office Building                 635,907        2,348,572        2,984,479        1,252,102       1988

   Century Park I Office Complex               1,092,744        5,703,202        6,795,946        2,657,349       1986

   568 Broadway Office Building                  922,338        6,490,199        7,412,537        2,439,798       1986

   Seattle Tower Office Building                 724,808        2,527,100        3,251,908        1,210,239       1986
                                            ------------      -----------      -----------      -----------
                                               3,932,149       23,591,950       27,524,099        9,422,951
                                            ------------      -----------      -----------      -----------

INDUSTRIAL:

   Commonwealth Industrial Park                2,032,935         4,038,667       6,071,602        1,523,544       1987

   TMR Warehouses                                397,271         5,792,398       6,189,669        1,198,164       1988

   Melrose (Lot #7)                              486,628              ---          486,628              ---       1988
                                            ------------      -----------      -----------      -----------
                                               2,916,834        9,831,065       12,747,899        2,721,708
                                            ------------      -----------      -----------      -----------
                                             $12,305,557      $58,172,943      $70,478,500      $20,076,515
                                             ===========      ===========      ===========      ===========

Note: The aggregate cost for Federal income tax purposes is $133,749,651 at December 31, 1996.

HIGH EQUITY PARTNERS L.P. - SERIES 86


NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

(A)  RECONCILIATION OF REAL ESTATE OWNED:

                                                  For the Years Ended December 31,
                                         -----------------------------------------------
                                             1996             1995              1994
                                         ------------     ------------      ------------
BALANCE AT BEGINNING OF YEAR .......     $ 69,791,301     $ 91,360,154      $ 90,759,454

ADDITIONS DURING THE YEAR
         Improvements to Real Estate          687,199        2,200,197         1,200,700

OTHER CHANGES
         Write-down for impairment .             --        (23,769,050)         (600,000)
                                         ------------     ------------      ------------

BALANCE AT END OF YEAR (1) .........     $ 70,478,500     $ 69,791,301      $ 91,360,154
                                         ============     ============      ============


(1) INCLUDES THE INITIAL COST OF THE  PROPERTIES  PLUS  ACQUISITION  AND CLOSING
COSTS.

(B)  RECONCILIATION OF ACCUMULATED DEPRECIATION:


                                                                  For the Years Ended December 31,
                                                       ------------------------------------------------------
                                                          1996                    1995                1994
                                                       -----------            -----------         -----------

              BALANCE AT BEGINNING OF YEAR             $18,464,974            $16,824,115         $15,175,230

              ADDITIONS DURING THE YEAR
                       Depreciation Expense (1)          1,611,541              1,640,859           1,648,885
                                                       -----------            -----------         -----------

              BALANCE AT END OF YEAR                   $20,076,515            $18,464,974         $16,824,115
                                                       ===========            ===========         ===========



(1)  DEPRECIATION IS PROVIDED ON BUILDINGS USING THE  STRAIGHT-LINE  METHOD OVER
THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.