Form 10-K/A
period 1996-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1997-05-07
CIK 784054

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

                  At December 31, 1996, 1995 and 1994, a total of 588,010 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $147,002,500. In addition, the General Partners contributed a total of $1,000 to the Partnership. As discussed in Note 3, the General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Subsequent to the issuance of the 1996 financial statements, the Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and General Partners' relative participations in the Partnerships's net assets, since it does not reflect the General Partners' 5% interst in the Partnership. Thus, the Partnershp has restated its financial statements to reallocate $7,350,125 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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


As discussed in Note 7, the accompanying financial statements have been restated to reflect a reallocation of partners' equity.

DELOITTE & TOUCHE LLP
March 14, 1997
(April 30, 1997 as to Note 7)
New York, NY

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                                 BALANCE SHEETS


                                                          December 31,
                                                --------------------------------
ASSETS                                               1996               1995
------                                          ------------       -------------

Real estate ..............................      $ 50,401,985       $ 51,326,327
Cash and cash equivalents ................         7,409,578          4,752,024
Other assets .............................         3,867,372          3,590,638
Receivables ..............................           300,450            597,944
                                                ------------       ------------

TOTAL ASSETS .............................      $ 61,979,385       $ 60,266,933
                                                ============       ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ....      $  2,131,201       $  1,963,371
Due to affiliates ........................         1,325,213            490,095
Distributions payable ....................           383,754            383,754
                                                ------------       ------------

         Total liabilities ...............         3,840,168          2,837,220
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners' equity (as restated)
  (588,010 units issued and outstanding) .        55,231,308         54,557,278
General partners' equity (as restated) ...         2,907,909          2,872,435
                                                ------------       ------------

         Total partners' equity ..........        58,139,217         57,429,713
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY ...      $ 61,979,385       $ 60,266,933
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
                                                 ============     ============      ============

                                See notes to financial statements


                                 HIGH EQUITY PARTNERS L.P. - SERIES 86

                                     STATEMENT OF PARTNERS' EQUITY

                                                        General            Limited
                                                       Partners'          Partners'
                                                        Equity             Equity             Total
                                                      ------------      ------------      ------------
Balance, January 1, 1994 (as previously reported)     $ (3,267,686)     $ 84,897,460      $ 81,629,774

Reallocation of partners' equity ................        7,350,125        (7,350,125)             --

Balance, January 1, 1994 (as restated) ..........        4,082,439        77,547,335        81,629,774

Net income ......................................           46,815           889,492           936,307

Distributions as a return of capital
($2.45 limited partnership unit) ................          (75,822)       (1,440,625)       (1,516,447)
                                                      ------------      ------------      ------------

Balance, December 31, 1994 (as restated)........         4,053,432        76,996,202        81,049,634

Net loss ........................................       (1,104,245)      (20,980,660)      (22,084,905)

Distributions as a return of capital
($2.48 per limited partnership unit) ............          (76,752)       (1,458,264)       (1,535,016)
                                                      ------------      ------------      ------------

Balance, December 31, 1995 (as restated).........        2,872,435        54,557,278        57,429,713

Net income ......................................          112,226         2,132,294         2,244,520

Distributions as return of capital
($ 2.48 per limited partnership unit) ...........          (76,752)       (1,458,264)       (1,535,016)
                                                      ------------      ------------      ------------

Balance, December 31, 1996 (as restated).........     $  2,907,909      $ 55,231,308      $ 58,139,217
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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.                PARTNERS' EQUITY

                  At December 31, 1996, 1995 and 1994, a total of 588,010 units of limited partnership interest, including the initial limited partner, had been issued, for aggregate capital contributions of $147,002,500. In addition, the general partners contributed a total of $1,000 to the Partnership. As discussed in Note 3, the General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Subsequent to the issuance of the 1996 financial statements, the Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and General Partners' relative participations in the Partnerships's net assets, since it does not reflect the General Partners' 5% interst in the Partnership. Thus, the Partnershp has restated its financial statements to reallocate $7,350,125 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

                                         HIGH EQUITY PARTNERS L.P. - SERIES 86

                                         By:  RESOURCES HIGH EQUITY, INC.
                                              Investment General Partner


Dated:  May 7, 1997                      By:  /s/ Joseph M. Jacobs
                                              --------------------
                                              Joseph M. Jacobs
                                              (Principal Executive Officer)


                                         By:  RESOURCES CAPITAL CORP.
                                              Administrative General Partner



Dated:  May 7, 1997                      By:  /s/ Jay L. Maymudes
                                              -------------------
                                              Jay L. Maymudes
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as officers and directors of Resources High Equity, Inc. and esources Capital Corp. on the dates indicated.

Dated:  May 7, 1997                      By:  /s/ Joseph M. Jacobs
                                              --------------------
                                              Joseph M. Jacobs
                                              (Principal Executive Officer)


                                         By:  RESOURCES CAPITAL CORP.
                                              Administrative General Partner



Dated:  May 7, 1997                      By:  /s/ Jay L. Maymudes
                                              -------------------
                                              Jay L. Maymudes
                                              (Principal Executive Officer)

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