Form 10-Q
period 1997-03-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1997-05-20
CIK 784054

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

                  For the quarterly period ended March 31, 1997

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

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                                      INDEX





Part I. Financial Information:

Balance Sheets--March 31, 1997 and December 31, 1996............................

Statements of Operations--Three Months Ended March 31, 1997 and 1996............

Statement of Partners' Equity--Three Months Ended March 31, 1997................

Statements of Cash Flows--Three Months Ended March 31, 1997 and 1996............

Notes to Financial Statements...................................................

Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................................

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits
and Reports on Form 8-K.........................................................

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                                 BALANCE SHEETS



                                               March 31, 1997  December 31, 1996
                                               --------------  -----------------
ASSETS

Real estate ..................................   $50,057,489       $50,401,985
Cash and cash equivalents ....................     6,895,295         7,409,578
Other assets .................................     3,920,222         3,867,372
Receivables ..................................       362,672           300,450
                                                 -----------       -----------

                                                 $61,235,678       $61,979,385
                                                 ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ........   $ 1,785,209       $ 2,131,201
Due to affiliates ............................       416,177         1,325,213
Distributions payable ........................       473,502           383,754
                                                 -----------       -----------

                                                   2,674,888         3,840,168
                                                 -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
  units issued and outstanding) ..............    55,628,861        55,231,308
General partners' equity .....................     2,931,929         2,907,909
                                                 -----------       -----------

                                                  58,560,790        58,139,217
                                                 -----------       -----------

                                                 $61,235,678       $61,979,385
                                                 ===========       ===========


                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                            STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
Rental Revenue ...............................       $3,097,821       $2,736,452
                                                     ----------       ----------
Costs and Expenses:

     Operating expenses ......................        1,120,568        1,301,478
     Depreciation and amortization ...........          504,845          509,790
     Partnership management fee ..............          351,551          351,551
     Administrative expenses .................          220,847          127,332
     Property management fee .................           92,826           77,167
                                                     ----------       ----------

                                                      2,290,637        2,367,318
                                                     ----------       ----------

Income before interest and other income ......          807,184          369,134

     Interest income .........................           79,716           56,641

     Other income ............................            8,175           14,520
                                                     ----------       ----------

Net income ...................................       $  895,075       $  440,295
                                                     ==========       ==========

Net income attributable to:

     Limited partners ........................       $  850,321       $  418,280

     General partners ........................           44,754           22,015
                                                     ----------       ----------

Net income ...................................       $  895,075       $  440,295
                                                     ==========       ==========

Net income per unit of limited
     partnership interest (588,010 units
     outstanding) ............................       $     1.45       $      .71
                                                     ==========       ==========

                        See notes to financial statements

           HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                              STATEMENT OF PARTNERS' EQUITY


                                           General           Limited
                                          Partners'         Partners'
                                           Equity            Equity             Total
                                       ------------      ------------      ------------
Balance, January 1, 1997 .........     $  2,907,909      $ 55,231,308      $ 58,139,217

Net income for the three
months ended March 31, 1997 ......           44,754           850,321           895,075

Distributions as return of
capital for the three months ended
March 31, 1997 ($.77 per
limited partnership unit) ........          (20,734)         (452,768)         (473,502)
                                       ------------      ------------      ------------
Balance, March 31, 1997 ..........     $  2,931,929      $ 55,628,861      $ 58,560,790
                                       ============      ============      ============



                            See notes to financial statements

            HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                                 STATEMENTS OF CASH FLOWS


                                                               For The Three Months Ended
                                                                         March 31,
                                                             ----------------------------
                                                                 1997             1996
                                                             -----------      -----------
Cash Flows From Operating Activities:

    Net income .........................................     $   895,075      $   440,295
        Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Depreciation and amortization ..............         504,845          509,790
            Straight line adjustment for stepped
              lease rentals ............................         (41,008)         (93,943)
    Changes in asset and liabilities:
            Accounts payable and accrued expenses ......        (345,992)        (318,351)
            Due to affiliates ..........................        (909,036)         (59,961)
            Receivables ................................         (62,222)         424,678
            Other assets ...............................         (85,394)        (167,535)
                                                             -----------      -----------
    Net cash provided by (used in) operating activities          (43,732)         734,973
                                                             -----------      -----------

Cash Flows From Investing Activities:

    Improvements to real estate ........................         (86,797)        (270,506)
                                                             -----------      -----------

Cash Flows From Financing Activities:

    Distributions to partners ..........................        (383,754)        (383,754)
                                                             -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents .......        (514,283)          80,713

Cash and Cash Equivalents,
    Beginning of Year ..................................       7,409,578        4,752,024
                                                             -----------      -----------

Cash and Cash Equivalents,
    End of Quarter .....................................     $ 6,895,295      $ 4,832,737
                                                             ===========      ===========


                             See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K/A for the year ended December 3l, 1996.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic event, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates and the variances may be material. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

         Recently Issued Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnerhsip's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

         Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1997, reimbursable expenses to Wexford amounted to $25,500. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         (CONTINUED)

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended March 31, 1997 and 1996, Resources Supervisory was entitled to receive $92,826 and $77,167, respectively, of which $78,201 and $48,586 was paid to unaffiliated management companies.

         For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended March 31, 1997 and 1996.

         For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1997 and 1996, the Administrative General Partner earned $351,551.

         The general partners are allocated 5% of the net income of the Partnership, which amounted to $44,754 and $22,015 for the quarters ended March 31, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $20,734 and $19,188 for the quarters ended March 31, 1997 and 1996, respectively.

         During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         From July 1996 through April 1997, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 6,181 units of the Partnership from various limited partners. These units represent less than 1.1% of the outstanding limited partnership units of the Partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                                  March 31,         December 31,
                                                    1997                1996
                                               ------------        ------------
Land ...................................       $ 12,305,557        $ 12,305,557
Buildings and improvements .............         58,259,740          58,172,943
                                               ------------        ------------

                                                 70,565,297          70,478,500

Less:  Accumulated depreciation ........        (20,507,808)        (20,076,515)
                                               ------------        ------------
                                               $ 50,057,489        $ 50,401,985
                                               ============        ============

         No write-downs were recorded for the three months ended March 31, 1997 and 1996.

 5.      DISTRIBUTIONS PAYABLE

                                                          March 31,   December 31,
                                                           1997           1996
                                                         --------       --------
Limited partners ($.77 and $.62 per unit) ........       $452,768       $364,566
General partners .................................         20,734         19,188
                                                         --------       --------
                                                         $473,502       $383,754
                                                         ========       ========

         Such distributions were paid in the subsequent quarters.

 6.      DUE TO AFFILIATES

                                                            March 31,    December 31,
                                                              1997           1996
                                                          ----------     ----------
Partnership asset management fee ....................     $  351,551     $  351,551
Settlement and litigation cost reimbursement (Note 7)           --          824,511
Property management fee .............................         14,626         99,151
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------
                                                          $  416,177     $1,325,213
                                                          ==========     ==========

         Such amounts were paid in the subsequent quarters.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 the Partnership was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         On February 24, 1997, after the Court again approved a settlement of the California Action but again ultimately declined to grant final approval, the the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

 7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

 Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties. As of March 31, 1997, total working capital reserves amounted to approximately $4,726,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

 During the three months ended March 31, 1997, cash and cash equivalents decreased $514,283 as a result of net cash used in operations, capital expenditures, and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants. However, payments to affiliates and other decreases in accounts payable resulted in net cash used in operating activities of $43,732 for the three months ended March 31, 1997. In addition, the Partnership used $86,797 for capital expenditures related to capital and tenant improvements to the properties and $383,754 for distributions to partners during the three months ended March 31, 1997.

 The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 The Partnership experienced an increase in net income for the three months ended March 31, 1997 compared to the same period in 1996 primarily due to higher revenues at certain properties and lower costs and expenses in 1997.

 Rental revenues increased at 568 Broadway and Commonwealth due to higher occupancy rates during the three months ended March 31, 1997 as new leases were executed in the second half of 1996. Revenues increased at Sutton Square in the first quarter of 1997 compared to 1996 due to higher percentage rent income recorded in 1997 and an increase in rental rates during the current period. These increases were offset by decreases in revenues at Melrose I during the three months ended March 31, 1997 as certain tenants vacated the premises during late 1996 and early 1997.

 Costs and expenses decreased during the three months ended March 31, 1997 compared to the same period in 1996 primarily due to a decrease in operating expenses partially offset by increases in administrative expenses and property management fees. Operating expenses decreased during the three months ended March 31, 1997 due to decreases in bad debt expenses and real estate taxes at certain properties. Bad debt expenses decreased in the current period at Commonwealth, 230 East Ohio and Melrose I as certain tenants vacated in 1996 at which time the accounts deemed to be uncollectible were written off. Real estate tax expenses decreased during the three months ended March 31, 1997 as tax appeals resulted in lower assessed values and lower real estate taxes at 230 East Ohio and 568 Broadway. Administrative expenses for the three months ended March 31, 1997 increased compared to the same period in 1996 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement, as previously discussed. The property management fees increased during the three months ended March 31, 1997 due to higher revenues at certain properties in 1997 as previously discussed.

 Interest income increased due to higher cash balances during the three months ended March 31, 1997 as compared to same period in 1996. Other income, which consists of investor ownership transfer fees, decreased during the three months ended March 31, 1997 compared to the same period in 1996 due to fewer investor transfers.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Inflation is not expected to have a material impact on the Partnership's operations or financial position.

 Legal Proceedings

 The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

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

         Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8-K:
                  Current Report on Form 8-K dated January 31, 1997

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1997

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


                                          High Equity Partners L.P. - Series 86


                                      By:      Resources Capital Corp.,
                                               Administrative General Partner




 Dated: May 20, 1997                           By:     /S/Joseph M. Jacobs
                                                       -------------------
                                                       Joseph M. Jacobs
                                                       President
                                                       (Duly Authorized Officer)








 Dated: May 20, 1997                           By:     /S/Jay L. Maymudes
                                                       ------------------
                                                       Jay L. Maymudes
                                                       Vice President, Secretary
                                                       and Treasurer
                                                       (Principal Financial and
                                                       Accounting Officer)