Form 10-Q
period 1997-06-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1997-08-18
CIK 784054

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

                  For the quarterly period ended June 30, 1997

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

                           Yes   [ X ]       No   [   ]

                                      INDEX




Part I. Financial Information:

Balance Sheets--June 30, 1997 and December 31, 1996

Statements of Operations--Three and Six Months Ended June 30, 1997 and 1996

Statement of Partners' Equity--Six Months Ended June 30, 1997

Statements of Cash Flows--Six Months Ended June 30, 1997 and 1996

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                                 BALANCE SHEETS

ASSETS
                                                 June 30, 1997   December 31, 1996
                                                   -----------       -----------
Real estate ................................       $49,800,488       $50,401,985
Cash and cash equivalents ..................         7,491,740         7,409,578
Other assets ...............................         3,961,081         3,867,372
Receivables ................................           287,005           300,450
                                                   -----------       -----------

                                                   $61,540,314       $61,979,385
                                                   ===========       ===========


LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses ......       $ 2,079,267       $ 2,131,201
Distributions payable ......................           594,200           383,754
Due to affiliates ..........................           413,170         1,325,213
                                                   -----------       -----------
                                                     3,086,637         3,840,168
                                                   -----------       -----------


Commitments and contingencies


PARTNERS' EQUITY:


Limited partners' equity (588,010
     units issued and outstanding) .........        55,527,105        55,231,308
General partners' equity ...................         2,926,572         2,907,909
                                                   -----------       -----------

                                                    58,453,677        58,139,217
                                                   -----------       -----------

                                                   $61,540,314       $61,979,385
                                                   ===========       ===========


                        See notes to financial statements

                  HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                                       STATEMENTS OF OPERATIONS


                                              For the Three Months Ended  For the Six Months Ended
                                                      June 30,                    June 30,
                                             ---------------------------   -------------------------
                                                1997           1996           1997           1996
                                             ----------     ----------     ----------     ----------
Rental Revenue .........................     $2,698,473     $3,120,575     $5,796,294     $5,857,027
                                             ----------     ----------     ----------     ----------
Costs and Expenses:

     Operating expenses ................      1,138,015      1,326,404      2,258,583      2,627,882
     Depreciation and amortization .....        504,845        511,061      1,009,690      1,020,851
     Partnership management fee ........        351,551        351,551        703,102        703,102
     Administrative expenses ...........        239,927        137,156        460,774        264,488
     Property management fee ...........         82,063         95,058        174,889        172,225
                                             ----------     ----------     ----------     ----------

                                              2,316,401      2,421,230      4,607,038      4,788,548
                                             ----------     ----------     ----------     ----------


Income before interest and other income         382,072        699,345      1,189,256      1,068,479

     Interest income ...................         83,150         46,408        162,866        103,049

     Other income ......................         21,865         32,000         30,040         46,520
                                             ----------     ----------     ----------     ----------

Net income .............................     $  487,087     $  777,753     $1,382,162     $1,218,048
                                             ==========     ==========     ==========     ==========


Net income attributable to:


     Limited partners ..................     $  462,733     $  738,865     $1,313,054     $1,157,146

     General partners ..................         24,354         38,888         69,108         60,902
                                             ----------     ----------     ----------     ----------


Net income .............................     $  487,087     $  777,753     $1,382,162     $1,218,048
                                             ==========     ==========     ==========     ==========


Net income per unit of limited
     partnership interest (588,010 units
     outstanding) ......................     $      .79     $     1.26     $     2.23     $     1.97
                                             ==========     ==========     ==========     ==========

                        See notes to financial statements

           HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                             STATEMENT OF PARTNERS' EQUITY


                                        General           Limited
                                        Partners'        Partners'
                                         Equity           Equity             Total
                                     ------------      ------------      ------------


Balance, January 1, 1997 .......     $  2,907,909      $ 55,231,308      $ 58,139,217

Net income for the six
months ended June 30, 1997 .....           69,108         1,313,054         1,382,162

Distributions as return of
capital for the six months ended
June 30, 1997 ($1.73 per
limited partnership unit) ......          (50,445)       (1,017,257)       (1,067,702)
                                     ------------      ------------      ------------

Balance, June 30, 1997 .........     $  2,926,572      $ 55,527,105      $ 58,453,677
                                     ============      ============      ============


                           See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                            STATEMENTS OF CASH FLOWS

                                                      For The Six Months Ended
                                                               June 30,
                                                    ----------------------------
                                                        1997             1996
                                                    -----------      -----------
Cash Flows From Operating Activities:

     Net income ...............................     $ 1,382,162      $ 1,218,048
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization ........       1,009,690        1,020,851
         Straight line adjustment for stepped
           lease rentals ......................         (82,016)        (187,886)
     Changes in asset and liabilities:
         Accounts payable and accrued expenses          (51,935)          91,470
         Due to affiliates ....................        (912,043)         (57,283)
         Receivables ..........................          13,445          194,666
         Other assets .........................        (158,795)        (256,822)
                                                    -----------      -----------

     Net cash provided by operating activities        1,200,508        2,023,044
                                                    -----------      -----------


Cash Flows From Investing Activities:

     Improvements to real estate ..............        (261,090)        (439,921)
                                                    -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ................        (857,256)        (767,508)
                                                    -----------      -----------

Increase in Cash and Cash Equivalents .........          82,162          815,615

Cash and Cash Equivalents, Beginning of Year ..       7,409,578        4,752,024
                                                    -----------      -----------

Cash and Cash Equivalents, End of Quarter .....     $ 7,491,740      $ 5,567,639
                                                    ===========      ===========


                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K/A for the year ended December 3l, 1996.

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included.

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

Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Recently Issued Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

3. CONFLICTS INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio")- See
Part II Item 5, Other Events. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the quarter ended June 30, 1997, reimbursable expenses to Wexford amounted to $25,500. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended June 30, 1997 and 1996, Resources Supervisory was entitled to receive $82,063 and $95,058, respectively, of which $70,444 and $63,797 was paid to unaffiliated management companies.

For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended June 30, 1997 and 1996.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1997 and 1996, the Administrative General Partner was entitled to receive $351,551.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $24,354 and $38,888 for the quarters ended June 30, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $29,711 and $19,188 for the quarters ended June 30, 1997 and 1996, respectively.

During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

From July 1996 through July 1997, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 8,305 units of the Partnership from various limited partners. These units represent less than 1.5% of the outstanding limited partnership units of the Partnership.


4. REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                                  June 30,          December 31,
                                                    1997                1996
                                               ------------        ------------
Land ...................................       $ 12,305,557        $ 12,305,557
Buildings and improvements .............         58,434,035          58,172,943
                                               ------------        ------------

                                                 70,739,592          70,478,500


Less:  Accumulated depreciation ........        (20,939,104)        (20,076,515)
                                               ------------        ------------

                                               $ 49,800,488        $ 50,401,985
                                               ============        ============

No write-downs were recorded for the six months ended June 30, 1997 or 1996.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

5. DISTRIBUTIONS PAYABLE

                                                         June 30,     December 31,
                                                           1997           1996
                                                         --------       --------

Limited partners ($.96 and $.62 per unit) ........       $564,489       $364,566
General partners .................................         29,711         19,188
                                                         --------       --------

                                                         $594,200       $383,754
                                                         ========       ========


Such distributions were paid in the quarters subsequent to June 30, 1997 and December 31, 1996, respectively.

6.  DUE TO AFFILIATES

                                                            June 30,     December 31,
                                                              1997          1996
                                                          ----------     ----------
Partnership asset management fee ....................     $  351,551     $  351,551
Settlement and litigation cost reimbursement (Note 7)           --          824,511
Property management fee .............................         11,619         99,151
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------

                                                          $  413,170     $1,325,213
                                                          ==========     ==========


Such amounts were paid in the quarters subsequent to June 30, 1997 and December 31, 1996, respectively.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

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

On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene the original and Intervening Plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

On February 24, 1997, after the Court again preliminarily approved a settlement of the California Action but again ultimately declined to grant final approval, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by two of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

Thereafter, the Intervening Plaintiffs filed and then revised an Amended Consolidated Class Action and Derivative Action Complaint (the Second Amended Consolidated Complaint) which asserts substantially the same claims as the Consolidated Complaint, eliminates certain legal infirmities from that Consolidated Complaint, and presents more detailed factual allegations. The General Partners believe that the Second Amended Consolidated Complaint continues to be subject to challenge on legal grounds and have filed demurrers and a motion to strike. These matters likely will be heard and determined by the court in early September 1997.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of June 30, 1997, total working capital reserves amounted to approximately $5,179,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1997, cash and cash equivalents increased $82,162 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $1,200,508 for the six months ended June 30, 1997. The Partnership used $261,090 for capital expenditures related to capital and tenant improvements to the properties and $857,256 for distributions to partners during the six months ended June 30, 1997.

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

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to lower costs and expenses in 1997. The Partnership experienced a decrease in net income for the three months ended June 30, 1997 compared to the same period in 1996, primarily due to lower rental revenues, partially offset by a decrease in costs and expenses and higher interest income.

Rental revenues decreased during both the six and three months ended June 30, 1997 at Melrose I due to certain tenants vacating the premises in late 1996 and early 1997. The decrease for the six months ended June 30, 1997 was partially offset by an increase in rental revenue at 568 Broadway and Commonwealth due to higher rental rates and occupancy rates, respectively, as lease renewals and new leases were executed in the second half of 1996 and in early 1997. Rental revenues also decreased at Sutton Square during the three months ended June 30, 1997 compared to 1996, due to lower percentage rent income in the current period.

Costs and expenses decreased during the six and three months ended June 30, 1997 compared to the same periods in 1996, primarily due to a decrease in operating expenses, partially offset by an increase in administrative expenses. Operating expenses decreased during both the six and three months ended June 30, 1997 due to decreases in bad debt expenses and real estate taxes at certain properties. Bad debt expenses decreased in the current periods at Commonwealth and Melrose I because certain tenants vacated in 1996 at which time the receivables deemed to

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

be uncollectible were written off. No such bad debt expenses were incurred in the current period. Real estate taxes decreased in the current periods as tax appeals resulted in lower assessed values and lower real estate taxes at Melrose I and other properties. Administrative expenses for both the six and three months ended June 30, 1997 increased compared to the same periods in 1996 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement.

Interest income increased during the six and three months ended June 30, 1997 as compared to the same periods in 1996 due to higher cash balances. Other income decreased during both the six and three months ended June 30, 1997 compared to the same periods in 1996 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997



                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

         (a)      See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.


ITEM 5 - Other Events


         On July 25, 1997, Weford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio"), the parent company of Resources Capital Corp., Resources High Equity, Inc., and Presidio AGP Corp., the Administrative, Investment and Associate General Parnters, respectively, of High Equity Partners L.P. - Series 86, (the "Partnership"), received notive from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio, and that it was seeking to remove the three current Class A directors and replace them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers or directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate November 1997.

Item 6 - Exhibits and Reports on Form 8K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8K:  None

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1997



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


                                         High Equity Partners L.P. - Series 86


                                      By:      Resources Capital Corp.,
                                               Administrative General Partner




 Dated: August 18, 1997               By:      /S/  Joseph M. Jacobs
                                               ---------------------
                                               Joseph M. Jacobs
                                               President
                                               (Duly Authorized Officer)








 Dated: August 18, 1997               By:      /S/  Jay L. Maymudes
                                               --------------------
                                               Jay L. Maymudes
                                               Vice President, Secretary
                                               and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)