Form 10-Q
period 1997-09-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1997-11-14
CIK 784054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

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

                           Yes   [ X ]       No   [   ]

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997



                                      INDEX



Part I. Financial Information:

         Balance Sheets--September 30, 1997 and December 31, 1996

         Statements of Operations--Three and Nine Months Ended September 30, 1997 and 1996

         Statement of Partners' Equity--Nine Months Ended September 30, 1997

         Statements of Cash Flows--Nine Months Ended September 30, 1997 and 1996


         Notes to Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information:

         Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                                 BALANCE SHEETS


                                                   September 30,    December 31,
                                                       1997              1996
                                                   -----------       -----------
ASSETS

Real estate ................................       $49,527,982       $50,401,985
Cash and cash equivalents ..................         7,764,587         7,409,578
Other assets ...............................         4,031,932         3,867,372
Receivables ................................           290,756           300,450
                                                   -----------       -----------

                                                   $61,615,257       $61,979,385
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 2,113,370       $ 2,131,201
Distributions payable ......................           714,897           383,754
Due to affiliates ..........................           410,583         1,325,213
                                                   -----------       -----------

                                                     3,238,850         3,840,168
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
         units issued and outstanding) .....        55,456,640        55,231,308
General partners' equity ...................         2,919,767         2,907,909
                                                   -----------       -----------

                                                    58,376,407        58,139,217
                                                   -----------       -----------

                                                   $61,615,257       $61,979,385
                                                   ===========       ===========

                        See notes to financial statements

                   HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                                          STATEMENTS OF OPERATIONS



                                                For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                September 30,
                                                ---------------------------      --------------------------
                                                    1997           1996           1997           1996
                                                 ----------     ----------     ----------     ----------
Rental Revenue .............................     $2,843,139     $3,078,250     $8,639,433     $8,935,277
                                                 ----------     ----------     ----------     ----------

Costs and Expenses:

         Operating expenses ................      1,237,768      1,339,716      3,496,351      3,967,598
         Depreciation and amortization .....        524,845        511,061      1,534,535      1,531,912
         Partnership management fee ........        351,551        351,551      1,054,653      1,054,653
         Administrative expenses ...........        138,974        141,631        599,748        406,119
         Property management fee ...........         84,427         89,988        259,316        262,213
                                                 ----------     ----------     ----------     ----------
                                                  2,337,565      2,433,947      6,944,603      7,222,495
                                                 ----------     ----------     ----------     ----------

Income before interest and other income ....        505,574        644,303      1,694,830      1,712,782

         Interest income ...................         93,918         64,254        256,784        167,303

         Other income ......................         38,135         47,374         68,175         93,894
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  637,627     $  755,931     $2,019,789     $1,973,979
                                                 ==========     ==========     ==========     ==========

Net income attributable to:

         Limited partners ..................     $  605,746     $  718,134     $1,918,800     $1,875,280

         General partners ..................         31,881         37,797        100,989         98,699
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  637,627     $  755,931     $2,019,789     $1,973,979
                                                 ==========     ==========     ==========     ==========

Net income per unit of limited
         partnership interest (588,010 units
         outstanding) ......................     $     1.03     $     1.22     $     3.26     $     3.19
                                                 ==========     ==========     ==========     ==========


                        See notes to financial statements

                   HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                                       STATEMENT OF PARTNERS' EQUITY


                                                      General                Limited
                                                      Partners'              Partners'
                                                       Equity                Equity              Total
                                                    ------------         ------------         ------------
Balance, January 1, 1997 ...................        $  2,907,909         $ 55,231,308         $ 58,139,217

Net income for the nine
months ended September 30, 1997 ............             100,989            1,918,800            2,019,789

Distributions as return of
capital for the nine months ended
September 30, 1997 ($2.88 per
limited partnership unit) ..................             (89,131)          (1,693,468)          (1,782,599)
                                                    ------------         ------------         ------------

Balance, September 30, 1997 ................        $  2,919,767         $ 55,456,640         $ 58,376,407
                                                    ============         ============         ============


                                     See notes to financial statements

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                                 STATEMENTS OF CASH FLOWS

                                                              For The Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                                1997             1996
                                                            -----------      -----------
Cash Flows From Operating Activities:

         Net income ...................................     $ 2,019,789      $ 1,973,979
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization .......       1,534,535        1,531,912
                  Straight line adjustment for stepped
                       lease rentals ..................        (123,024)        (281,829)
         Changes in asset and liabilities:
                  Accounts payable and accrued expenses         (17,831)         707,959
                  Due to affiliates ...................        (914,630)         (66,077)
                  Receivables .........................           9,694          194,076
                  Other assets ........................        (262,189)        (436,497)
                                                            -----------      -----------

         Net cash provided by operating activities ....       2,246,344        3,623,523
                                                            -----------      -----------

Cash Flows From Investing Activities:

         Improvements to real estate ..................        (439,879)        (546,027)
                                                            -----------      -----------

Cash Flows From Financing Activities:

         Distributions to partners ....................      (1,451,456)      (1,151,262)
                                                            -----------      -----------

Increase in Cash and Cash Equivalents .................         355,009        1,926,234

Cash and Cash Equivalents, Beginning of Year ..........       7,409,578        4,752,024
                                                            -----------      -----------

Cash and Cash Equivalents, End of Quarter .............     $ 7,764,587      $ 6,678,258
                                                            ===========      ===========

                         See notes to financial statements

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997


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

Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                          NOTES TO FINANCIAL STATEMENTS


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

Management does not believe that these new standards will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

Certain reclassifications were made to the prior period financial statements in order to conform them to the current period presentation.

Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

3.    CONFLICTS INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

arise between the Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. On November 2, 1997 the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired pursuant to its terms. Pursuant to that agreement, Wexford had authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"). The ASA provides that Wexford will continue to provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the quarter ended September 30, 1997, reimburseable expenses to Wexford by the Partnership amounted to $25,500.


The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended September 30, 1997 and 1996, Resources Supervisory was entitled to receive $84,427 and $89,988, respectively, of which $75,395 and $67,521 was paid to unaffiliated management companies, respectively.

For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the reimbursement of expenses paid to Wexford). The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended September 30, 1997 and 1996.

For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1997 and 1996, the Administrative General Partner was entitled to receive $351,551.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $31,881 and $37,797 for the quarters ended September 30, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $38,686 and $19,188 for the quarters ended September 30, 1997 and 1996, respectively.

During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

From July 1996 through October 1997, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 9,513 units of the Partnership from various limited partners. These units represent less than 1.7% of the outstanding limited partnership units of the Partnership.

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

4.    REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                       September 30,        December 31,
                                            1997               1996
                                      -------------       --------------
Land                                  $  12,305,557       $   12,305,557
Buildings and improvements               58,612,823           58,172,943
                                      -------------       --------------
                                         70,918,380           70,478,500

Less:  Accumulated depreciation         (21,390,398)         (20,076,515)
                                      --------------      --------------
                                      $  49,527,982       $   50,401,985
                                      =============       ==============

No write-downs for impairment were recorded for the nine months ended September 30, 1997 or 1996.

5.    DISTRIBUTIONS PAYABLE

                                                       September 30,  December 31,
                                                           1997           1996
                                                         --------       --------
Limited partners ($1.15 and $.62 per unit) .......       $676,211       $364,566
General partners .................................         38,686         19,188
                                                         --------       --------
                                                         $714,897       $383,754
                                                         ========       ========

Such distributions were paid in the quarters subsequent to September 30, 1997 and December 31, 1996, respectively.

6.    DUE TO AFFILIATES

                                                         September 30,   December 31,
                                                            1997            1996
                                                          ----------     ----------
Partnership asset management fee ....................     $  351,551     $  351,551
Settlement and litigation cost reimbursement (Note 7)           --          824,511
Property management fee .............................          9,032         99,151
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------
                                                          $  410,583     $1,325,213
                                                          ==========     ==========

Such amounts were paid in the quarters subsequent to September 30, 1997 and December 31, 1996, respectively.

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

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

On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and Intervening Plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Administrative and Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

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

Thereafter, the Intervening Plaintiffs filed and then revised an Amended Consolidated Class Action and Derivative Action Complaint (the Second Amended Consolidated Complaint) which asserts many of the same claims as the
Consolidated Complaint, eliminates certain legal infirmities from that Consolidated Complaint, and presents more detailed factual allegations. In particular, that pleading no longer asserts claims of fraud and negligent misrepresentation. The General Partners believed that the Second Amended Consolidated Complaint continued to be subject to challenge on legal grounds and filed demurrers and a motion to strike. On October 7, 1997, the Court granted substantial portions of these motions. Thereafter, the General Partners served answers denying the allegations and asserting numerous affirmative defenses.

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

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

8.    SUBSEQUENT EVENT

In October 1997, the Partnership sold the 230 East Ohio Street property to an existing tenant in the building. The sales price of $2,800,000 resulted in a gain of approximately $1,100,000 recorded during the fourth quarter of 1997.

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of September 30, 1997, total working capital reserves amounted to approximately $5,179,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and lease procurement costs.

During the nine months ended September 30, 1997, cash and cash equivalents increased $355,009 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,246,344 for the nine months ended September 30, 1997. The Partnership used $439,879 for capital expenditures related to capital and tenant improvements to the properties and $1,451,456 for distributions to partners during the nine months ended September 30, 1997.

In October 1997, the Partnership sold the 230 East Ohio Street property for $2,800,000 in cash. Management is currently evaluating the effect of this sale on the fourth quarter distribution to limited partners. During the nine months ended September 30, 1997, the Partnership's negative cash flow from this property was approximately $261,000.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions, the amount of which cannot be predicted with certainty. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties. Except as discussed herein, management is not aware of any trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced a slight increase in net income for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to lower costs and expenses and higher interest income in 1997, partially offset by lower revenues. The Partnership experienced a decrease in net income for the three months ended September 30, 1997 compared to the same period in 1996, primarily due to lower rental revenues, partially offset by a decrease in costs and expenses and higher interest income.

Rental revenues decreased during both the nine and three months ended September 30, 1997 at Melrose I and 230 East Ohio due to certain tenants vacating the premises in late 1996 and early 1997. The decrease for the nine months ended September 30, 1997 was partially offset by an increase in rental revenue at 568 Broadway and Commonwealth due to higher rental rates and occupancy rates, respectively, as lease renewals and new leases were executed in the second half of 1996 and in early 1997.

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses decreased during the nine and three months ended September 30, 1997 compared to the same periods in 1996, primarily due to a decrease in operating expenses. This decrease was partially offset by an increase in administrative expenses for the nine months ended September 30, 1997. Operating expenses decreased during both the nine and three months ended September 30, 1997 due to decreases in bad debt expenses and real estate taxes at certain properties. Bad debt expenses decreased in the current periods at Commonwealth and Melrose I because certain tenants vacated in 1996 at which time the receivables deemed to be uncollectible were written off. No such bad debt expenses were incurred in the current period. Real estate taxes decreased in the current periods as tax appeals resulted in lower assessed values and lower real estate taxes at Melrose I and certain other properties. Administrative expenses for the nine months ended September 30, 1997 increased compared to the same period in 1996 due to higher legal and accounting fees related to ongoing litigation.

Interest income increased during the nine and three months ended September 30, 1997 as compared to the same periods in 1996 due to higher cash balances. Other income decreased during both the nine and three months ended September 30, 1997 compared to the same periods in 1996 due to fewer investor transfers, which result in transfers fees received by the Partnership.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997



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


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits: There were no exhibits filed

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated August 7, 1997 Current Report on Form 8-K dated September 19, 1997

         HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1997


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


                                          High Equity Partners L.P. - Series 86


                                          By:   Resources Capital Corp.,
                                                Administrative General Partner




  Dated: November  14, 1997               By:   /S/  Richard Sabella
                                                --------------------
                                                Richard Sabella
                                                President
                                                (Duly Authorized Officer)








  Dated: November 14, 1997                By:   /S/  Kevin Reardon
                                                ------------------
                                                Kevin Reardon
                                                Vice President, Secretary
                                                and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)