Form 10-K
period 1997-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1998-04-15
CIK 784054

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-15753

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      13-3314609
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                   411 West Putnam Avenue, Greenwich CT 06830
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (203) 862-7444

          Securities registered pursuant to Section 12(b) of the Act:



          None                                     None
--------------------------------------------------------------------------------
    (Title of each class)        (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
--------------------------------------------------------------------------------
                                (Title of class)

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

                  As of March 15, 1998, the Partnership had invested all of its net proceeds available for investment after establishing a working capital reserve and had acquired the eleven properties listed below. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1997, 568 Broadway and Matthews represented 22% and 15%, respectively; in 1996, 568 Broadway represented 18.8%; in 1995, 568 Broadway and Matthews Festival represented 17.4% and 16.4%, respectively.

                  The Partnership owned the following properties as of March 15, 1998:

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

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 91% leased as of January 1, 1998 compared to 74% at January 1, 1997. There are no leases scheduled to expire in 1998. Capital expenditures in 1997 included replacement of the roof and the installation of an HVAC monitoring system in Building I.

                  Century Park I competes with other office parks and office buildings in the Kearny Mesa sub-market. The primary competition continues to be Metropolitan Office Park with 100,000 square feet of available space.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1998 and January 1, 1997. There are no leases which represent at least 10% of the square footage of the property scheduled to expire in 1998.

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

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1998 was 95% compared to 96% at January 1, 1997. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1998.

                  Roof  replacement  and  exterior   building  facade  projects,
originally budgeted for 1997 in the aggregate amount of approximately $630,000, have been postponed until 1998.

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

                  Commonwealth is located within the western industrial sector of the city of Fullerton. The property is bounded by Artesia Boulevard on the north and Commonwealth Avenue on the South. The Artesia Freeway (State 91) and the Santa Ana Freeway (Interstate 5) are nearby. The area is a mixture of established residential neighborhoods and old and new retail and light industrial buildings. The Fullerton Airport, accommodating small aircraft only, is located one block from the property. Commonwealth is comprised of one 21-year-old building (164,650 square feet) and one 16-year-old building (51,600 square feet), both of which were completely renovated in 1985, and one building of 57,326 square feet that was constructed in 1986. The site consists of approximately 12.4 acres, with parking to accommodate 391 cars. The property was 87% leased as of January 1, 1998 and January 1, 1997. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1998.

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

                  (5) Commerce Plaza I. On April 23, 1987, the Partnership purchased a fee simple interest in Commerce Plaza I located in Richmond, Virginia.

                  Commerce Plaza I is located in the Commerce Center Business Park, an office park situated at the intersection of I-64, Glenside Drive and Broad Street in Henrico County, northwest of Richmond, Virginia. This area, referred to as the West End, contains established residential neighborhoods as well as corporate headquarters and many of Richmond's suburban office parks. Commerce Plaza I's building is constructed of steel with red brick facade and insulated bronze tinted glass. It is situated on a site of approximately 4.2 acres, has a net rentable area of approximately 85,000 square feet and provides parking for approximately 300 cars. Commerce Plaza I was 83% leased as of January 1, 1998, compared to 95% as of January 1, 1997.

                  Office space in The West End of Richmond, Virginia, is in direct competition with Commerce Plaza I. New space continues to be built in the nearby Innisbrook section; much of it speculative, which should make the supply side of the market more competitive when it is completed.

                  (6) Melrose Crossing. On January 5, 1988, the Partnership purchased a fee simple interest in Melrose Crossing, a neighborhood shopping center located in Melrose Park, Illinois. Completed in January 1987, Melrose Crossing contains 138,355 square feet of rentable space in addition to 88,000 square feet which is leased to Venture department store (which is owned by a third party). This store anchors both Melrose Crossing and Phase II of Melrose Crossing Shopping Center which is to the north of Melrose Crossing and is owned by HEP-88. It is situated on approximately 11.6 acres and has parking space for 1,150 cars. As of January 1, 1998, the shopping center was 33% leased, compared to 18% at January 1, 1997. There are no leases which represent 10% of the square footage of the center that are scheduled to expire during 1998.

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

                  (7) Matthews Township Festival. On February 23, 1988, the Partnership purchased a fee simple interest in Matthews Township Festival (" Matthews Festival"), a community shopping center in suburban Charlotte, North Carolina in the town of Matthews. Completed in November 1987, Matthews Festival contains 127,388 square feet of rentable space. As of January 1, 1998, the center was 94% leased as compared to 86% as of January 1, 1997. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1998. As a result of modifications to the reciprocal cross easements during 1996, an outparcel with building area of 4,500 square feet was created in the parking lot. During 1990 the A&P anchor store closed and the center has suffered a lower level of consumer traffic, sales and occupancy as a result. A&P remains obligated pursuant to the terms of its lease until 2007 and continues to pay rent.

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

                  Competitive retail in the area has grown significantly since 1996. Matthews Corners, an 180,000 square foot center opened across Independence Boulevard and includes Hannaford Food and Drug, Marshall's, Linens' n Things and MJ Designs. Office Max and Homeplace are recent additions to the area.

                  (8) Sutton Square Shopping Center. On April 15, 1988, the Partnership purchased a fee simple interest in Sutton Square Shopping Center ("Sutton Square"), located in Raleigh, North Carolina. Sutton Square is a 101,965 square foot neighborhood shopping center located on a 10 acre site in North Raleigh. Construction was completed in phases in 1984-85 and 1986-87. Anchor tenants, Harris Teeter and Eckerd, comprise 44% of the leasable space. Sutton Square was 98% leased as of January 1, 1998 compared to 100% at January 1, 1997. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1998. Parking lot and landscaping upgrades were completed in 1997.

                  Sutton Square and the overall North Raleigh market continue to reflect high occupancy rates and with very little new construction underway, the demand for small shop space should remain strong. The center is located on a main retail corridor and competes with numerous other neighborhood and community centers. Sixteen are located within a three mile radius.

                  (9) TMR Warehouses. On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Partnership, HEP-88 and IR Columbus Corp. ("Columbus Corp."), a wholly owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses"), located in Columbus, Ohio. The Partnership has a 20.66% undivided interest in Tri-Columbus. Columbus Corp. subsequently sold its interest in Tri-Columbus to HEP-88. The Partnership's ownership was not affected by the transfer of Columbus Corp.'s interest in the venture to HEP-88.

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1998 and 1997, the Orange and Grove City buildings were each 100% leased to a single tenant. As of January 1, 1998, the Hilliard property was 74% leased compared to 100% as of January 1, 1997. The Volvo/GM Heavy Truck lease covering 583,000 square feet in Orange Township extended its lease in 1997. The lease with Micro Electronics for 175,000 square feet at the Hilliard property expires in August 1998 and the lease is not expected to be renewed.

                  The TMR Warehouses compete with numerous other warehouses in the market area.

                  (10) The Melrose Out Parcel. On November 3, 1988, the Partnership purchased the fee simple interest in a parcel of vacant land (the "Melrose Out Parcel") adjacent to the Melrose Crossing Shopping Center, located in Melrose Park, Illinois. (See "Melrose Crossing" above). The parcel consists of approximately 18,000 square feet of vacant land. In 1993, the Partnership entered into a ten year ground lease with Rally's Hamburgers, Inc. ("Rally's") which constructed a drive-through hamburger restaurant on the site at its own cost. In January 1995, Rally's ceased operating due to low sales volume. Rally's is required to continue paying rent for the entire lease term which expires in April 2004.

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

Employees

                  Services are performed for the  Partnership  at the properties by on-site personnel. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership. Services are alsoerformed by the Investment and Administrative General Partners and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for Century Park I, Seattle Tower, Commonwealth Industrial Park, Commerce Plaza I, Melrose Crossing,
Matthews Festival, 568 Broadway, Sutton Square and 230 East Ohio and subcontracts certain management and leasing functions to unaffiliated third parties. The TMR Warehouses are currently directly managed by Resources Supervisory.

                  The Partnership does not have any employees. NorthStar Presidio Management Company, LLC performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Forward-Looking Statements

                  Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities

Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the Partnership and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing, adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

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

                  On or about May 11, 1993 the Partnership was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the

County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interests in the Partnership, Integrated Resources High Equity Partners, Series 85 ("HEP-85") and High Equity Partners L.P. - Series 88 ("HEP-88") which are both affiliated partnerships.

                  On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Administrative and
Investment General Partners, the managing general partner of HEP-85, the managing general partner of HEP-88 (the "General Partners"), a subsidiary of the indirect corporate parent of the General Partners, and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnerships; that by refusing to seek the sale of the HEP Partnerships' properties, the General Partners have diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

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

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1997, the General Partners had billed the Partnership a total of $1,058,511 for these costs $824,511 of which was paid in February 1997.

                  On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships and Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                  On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

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

                  As of March 15, 1998, there were 12,156 holders of Units of the Partnership, owning an aggregate of 588,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1996 and 1997 were as follows:

                   Distributions for the               Amount of Distribution
                   Quarter Ended                       Per Unit
                   ---------------------               ----------------------
                   March 31, 1996                             $  .62
                   June 30, 1996                              $  .62
                   September 30, 1996                         $  .62
                   December 31, 1996                          $  .62
                   March 31, 1997                             $  .77
                   June 30, 1997                              $  .96
                   September 30, 1997                         $ 1.15
                   December 31, 1997                          $ 1.15


                  The source of distributions  and capital  improvements in 1996 and in 1997 was cash flow from operations . All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

                  Pursuant to an agreement dated as of March 6, 1998 among Presidio Capital Corp., American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $85.00 per unit.

                  The agreement provides, among other things, for: (i) the Purchaser's tender offers for up to 40% of the outstanding units of limited partnership interest of the Partnership and of Integrated Resources High Equity Partners, Series 85, and High Equity Partners L.P. -Series 88 (collectively the "Partnerships") and the cooperation of the general partners of the Partnerships (collectively, the "General Partners") to facilitate such offers (including furnishing the Purchaser with limited partner lists for use in connection with the tender offers and taking a neutral stance with respect to the tender offers) and the transfer of tendered units to the Purchaser without transfer fees; (ii) an agreement by the Purchaser and its affiliates to limit their acquisition of units to those acquired in the tender offers and to limit their acquisition of assets or properties of the Partnerships to properties or assets the General Partners or their affiliates have publicly announced their intention to sell or in respect of which they have hired a broker; (iii) an agreement by the Purchaser and its affiliates not to (A) seek the removal of the General Partners or call any meeting of limited partners of the Partnerships; (B) make any proposal to or seek proxies from limited partners of the Partnerships; or (C) act, either alone or in concert with others, to seek to control the management, policies or affairs of the Partnerships or to effect any business combination or other extraordianry transactions with the Partnerships or the General Partners;
(iv) an agreement by the Purchaser and its affiliates to vote all units owned by them in favor of a proposal, if any, by the General Partners resulting in limited partners receiving securities listed on NASDAQ or a national securities exchange; (v) the Purchaser's grant to an affiliate of the General Partners of an option to purchase 50% of the units acquired in the offers at a price equal to the lesser of the price paid by the Purchaser or $85.00 per unit (except that this limitation does not apply, if the purchase price in the offer is increased to more than $99.97 in response to a competing bid), plus 50% of the Purchaser's costs associated with the offer; (vi) the grant to that same affiliate of the General Partners of a similar option to purchase 50% of the units in the other Partnerships acquired pursuant to the tender offers; and
(vii) an agreement pursuant to which either party can initiate so-called "buy/sell" procedures by notifying the other of a specified price per unit (not to exceed the then current net asset value of the units) and the other terms and conditions on which the non-initiating party would then be requried to elect (subject to certain exceptions) either to buy the units acquired in connection with the tender offer from the initiating party or to sell the units to the initiating party. The agreements of the Purchaser and its affiliates described in clauses (ii), (iii), and (iv) above expire on March 6, 2001, but may expire earlier under certain circumstances.

                  On March 25, 1998, the Partnership advised its limited partners of its neutral stance on the offer.

Item 6.            Selected Financial Data.

                                                                    For the Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------
                                     1997                 1996                1995                 1994                1993
                                 ------------         -----------        ------------          -----------        ------------
Revenue                          $12,199,975  5       $11,748,459        $ 10,452,432          $10,233,925        $ 11,436,166
Net Income (Loss)                $  2,845,625 5       $ 2,244,520        $(22,084,905)3        $   936,307 2      $(16,511,584)1
Net Income (Loss) per Unit       $       4.60         $      3.63        $     (35.68)3        $      1.51 2      $     (26.68)1
Distribution Per Unit4           $       4.03         $      2.48        $       2.48          $      2.45        $       2.96
Total Assets                     $ 61,919,546         $61,979,385        $ 60,266,933          $83,682,263        $ 84,394,634

---------------

(1) Net loss for the year ended December 31, 1993 includes a write-down for impairment on 230 East Ohio Street, Century Park I, 568 Broadway, Commerce Plaza I and Melrose Crossing in the aggregate amount of $17,800,650, or $28.76 per Unit.

(2) Net income for the year ended December 31, 1994 includes a write-down for the impairment of Commonwealth of $600,000, or $.97 per Unit.

(3) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Century Park I, Seattle Tower, 230 East Ohio Street, Commonwealth, Commerce Plaza I, Melrose Crossing and Matthews Festival in the aggregate amount of $23,769,050, or $38.40 per Unit.

(4) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis

(5) Revenues and Net Income for the year ended December 31, 1997 includes a $950,691 gain from the sale of 230 East Ohio.


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

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1997 all capital expenditures and distributions were funded from cash flows. As of December 31, 1997, total remaining working capital reserves amounted to approximately $5,889,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs If the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

                  During the year ended December 31, 1997, cash and cash equivalents increased $2,419,123 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $3,214,689 for the year ended December 31, 1997. In addition, the Partnership received $2,326,377 from the sale of 230 East Ohio. The Partnership used $955,591 for capital expenditures related to capital and tenant improvements to the properties and $2,166,352 for distributions to partners during 1997.

                  The following table sets forth, for each of the last three fiscal years, the amount of the Partnership expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:


          Capital Improvements and Capitalized Tenant Procurement Costs

                                      1997              1996             1995
                                  ----------        ----------        ----------
Century Park I ...........        $  506,704        $   28,010        $1,243,594
568 Broadway .............            84,805           233,376           742,972
Seattle Tower ............            78,754           352,522           227,677
Commonwealth .............            41,003           227,741             5,353
Commerce Plaza  I ........           220,935            76,803           229,528
Melrose Crossing .........            84,202            45,628            48,519
Matthews Festival ........           133,029            24,586            57,699
Sutton Square ............            52,625           106,766            43,771
230 East Ohio ............            22,707            37,983           246,706
TMR Warehouses ...........             3,620             3,951            16,918
 Melrose Out Parcel ......                 0                 0                 0
                                  ----------        ----------        ----------
Totals ...................        $1,228,384        $1,137,366        $2,862,737
                                  ==========        ==========        ==========

                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs in 1998 which is expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market

                  The real estate market has begun to recover from the effects of the substantial decline in the market value of existing properties. However, market values have been slow to recover, and high vacancy rates continue to exist in some areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

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

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change. All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment write-downs in 1995 and prior years. Improvements in the real estate market and in the properties operations resulted in no write-downs for impairment being needed in 1996 or 1997.

                  The following table represents the write-downs for impairment recorded on certain of the Partnership's properties:

 Property                                    1995                        Prior
 --------                               ------------               -------------
Century Park I                          $  1,250,000               $ 10,450,000
568 Broadway                               2,569,050                  8,252,100
Seattle Tower                              3,550,000                  2,500,000
Commonwealth                               1,700,000                  4,100,000
Commerce Plaza I                                   0                  2,700,000
Melrose Crossing                           7,200,000                  4,900,000
Matthews Festival                          5,300,000                          0
230 East Ohio                              2,200,000                  6,600,000
                                        ------------               -------------
                                        $ 23,769,050               $ 39,502,100
                                        ============               ============

The details of each 1995 write-down are as follows:

Century Park I

                  During 1995, market conditions surrounding Century Park I deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. The fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

568 Broadway

                  During 1995, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

Seattle Tower

                  The Partnership did not achieve leasing expectations at Seattle Tower and occupancy in 1995 remained at approximately 80%. In addition, market rents remained lower than projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

Commonwealth

                  Commonwealth's occupancy in 1995 was low. In addition, the property required more capital expenditures than were previously anticipated resulting in lower expected cash flow in future periods. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $1,700,000 write-down for impairment in 1995.

Melrose Crossing

                  Occupancy at Melrose Crossing declined to 50% in early 1995. As a result, income did not meet projected levels. In addition, rental rates declined and real estate taxes were in excess of amounts previously projected resulting in lower cash flows. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $15 per square foot. This fair value estimate resulted in a $7,200,000 write-down for impairment in 1995.

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

230 East Ohio Street

                  In 1995, the Partnership did not achieve leasing expectations at 230 East Ohio Street and occupancy remained low. In addition, real estate taxes and other costs exceeded expectations. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $2,200,000 write-down for impairment in 1995.

                  On October 2, 1997, the Partnership closed on the sale of the 230 East Ohio property, located in Chicago, Illinois, to an existing tenant in the building for $2,800,000. As a result of the sale, the Partnership recognized a Gain on the Sale of Property of $950,651 during the fourth quarter 1997.

Results Of Operations

  1997 vs. 1996

                  The Partnership experienced an increase in net income for the year ended December 31, 1997 compared to 1996 primarily due to the gain on the sale of 230 East Ohio, lower costs and expenses and higher interest income in 1997, partially offset by lower revenues.

                  Rental revenues decreased during the year ended December 31, 1997 at Melrose I due to certain tenants vacating the premises in late 1996 and early 1997 and at 230 East Ohio because of the sale of the property on October 2, 1997. These decreases for the year ended December 31, 1997 were partially offset by an increase in rental revenue at 568 Broadway and Commonwealth due to higher rental rates and occupancy rates, respectively, as lease renewals and new leases were executed in the second half of 1996 and in early 1997.

                  Costs and expenses decreased slightly during the year ended December 31, 1997 compared to 1996, due to a decrease in administrative expenses, asset management fee and property management fee partially offset by and increase in operating expenses and depreciation. Administrative expenses for the year ended December 31, 1997 decreased, as legal and accounting fees related to ongoing litigation and the HEP reorganization were higher in 1996. The Partnership's asset management fee and property management fees decreased because of reduced assets under management and revenues received from tenants, respectively, due to the sale of 230 East Ohio. Operating expenses increased during the year ended December 31, 1997 due to primarily increases in real estate taxes and bad debt expenses. Overall real estate tax expense was higher at 568 Broadway in 1997 due to the significant refunds received in 1996 which offset the annual tax payments. Bad debt expenses decreased at Commonwealth and Melrose I because certain tenants vacated in 1996 at which time the receivables deemed to be uncollectible were written off. No such bad debt expenses were incurred in 1997.

                  Interest income increased during the year ended December 31, 1997 as compared to 1996 due to higher rates and higher invested cash balances. Other income increased slightly during the year ended December 31, 1997 compared to 1996 due to a greater number of investor transfers in 1997.


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

Legal Proceedings

                  The Partnership is a party to certain litigation. See Note 7 to the Partnership's financial statements for a description thereof.

Year 2000 Compliance

                  The Partnership's accounting, administrative and property management services are provided by affiliates of the General Partners. Those affiliates have and will continue to make certain investments in their software systems and applications to ensure that they are year 2000 compliant. The Partnership's management believes that the financial impact to the Partnership of ensuring its year 2000 compliance has not been and is not anticipated to be material to the Partnership's financial position or results of operations.

Item 8.           Financial Statements and Supplementary Data



                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    I N D E X




Independent Auditors' report....................................................

Financial statements, years ended
                  December 31, 1997, 1996 and 1995

Balance Sheets .................................................................
Statements of Operations........................................................
Statements of Partners' Equity..................................................
Statements of Cash Flows........................................................
Notes to Financial Statements...................................................

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 86

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 86 (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 86 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
March 27, 1998
New York, NY

                         HIGH EQUITY PARTNERS L.P. - SERIES 86

                                    BALANCE SHEETS


                                                                            December 31,
                                                                   ---------------------------
ASSETS
                                                                       1997            1996
                                                                   -----------     -----------
Real Estate ..................................................     $48,015,174     $50,401,985
Cash and cash equivalents ....................................       9,828,701       7,409,578
Other assets .................................................       3,827,957       3,867,372
Receivables ..................................................         247,714         300,450
                                                                   -----------     -----------
TOTAL ASSETS .................................................     $61,919,546     $61,979,385
                                                                   ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ........................     $ 2,018,260     $ 2,131,201
Due to affiliates ............................................         699,043       1,325,213
Distributions payable ........................................         711,801         383,754
                                                                   -----------     -----------
     Total liabilities .......................................       3,429,104       3,840,168
                                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners' equity (588,010 units issued and outstanding      55,564,973      55,231,308
General partners' equity .....................................       2,925,469       2,907,909
                                                                   -----------     -----------
      Total partners' equity .................................      58,490,442      58,139,217
                                                                   -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY .......................     $61,919,546     $61,979,385
                                                                   ===========     ===========




                        See notes to financial statements

                                HIGH EQUITY PARTNERS L.P. - SERIES 86

                                       STATEMENTS OF OPERATIONS

                                                                    For the Years Ended
                                                                         December 31,
                                                      ----------------------------------------------
                                                           1997             1996             1995
                                                      ------------     ------------    -------------
Rental Revenue ..................................     $ 11,249,284     $ 11,748,459     $ 10,452,432
                                                      ------------     ------------     ------------

Costs and Expenses:
            Operating expenses ..................        4,800,538        4,632,225        4,962,913
            Depreciation and amortization .......        1,974,299        1,941,202        1,858,404
            Partnership management fee ..........        1,376,011        1,406,204        1,406,204
            Administrative expenses .............        1,248,054        1,414,940          522,657
            Property management fee .............          416,429          435,467          379,720
           Write-down for impairment ............             --               --         23,769,050
                                                      ------------     ------------     ------------
                                                         9,815,331        9,830,038       32,898,948
                                                      ------------     ------------     ------------

Income (loss) before interest and other income ..        1,433,953        1,918,421      (22,446,516)

        Gain on sale of property ................          950,691             --               --
         Interest income ........................          374,716          245,027          303,186
         Other income ...........................           86,265           81,072           58,425
                                                      ------------     ------------     ------------
Net Income (loss) ...............................     $  2,845,625     $  2,244,520     $(22,084,905)
                                                      ============     ============     ============

Net income (loss) attributable to:

        Limited partners ........................     $  2,703,344     $  2,132,294     $(20,980,660)

         General partners .......................          142,281          112,226       (1,104,245)
                                                      ------------     ------------     ------------

Net income (loss) ...............................     $  2,845,625     $  2,244,520     $(22,084,905)
                                                      ============     ============     ============

Net income (loss) per unit of limited partnership
     Interest (588,010 units outstanding) .......     $       4.60     $       3.63     $     (35.68)
                                                      ============     ============     ============


                                  See notes to financial statements

                           HIGH EQUITY PARTNERS L.P. - SERIES 86

                               STATEMENT OF PARTNERS' EQUITY


                                             General           Limited
                                            Partners'         Partners'
                                             Equity            Equity             Total
                                         ------------      ------------      ------------
Balance, January 1, 1995 ...........     $  4,053,432      $ 76,996,202      $ 81,049,634

Net Loss ...........................       (1,104,245)      (20,980,660)      (22,084,905)

Distributions as a return of capital          (76,752)       (1,458,264)       (1,535,016)
($2.48 per limited partnership unit)     ------------      ------------      ------------

Balance, December 31, 1995 .........        2,872,435        54,557,278        57,429,713

Net Income .........................          112,226         2,132,294         2,244,520

Distributions as return of capital .
($2.48 per limited partnership unit)          (76,752)       (1,458,264)       (1,535,016)
                                         ------------      ------------      ------------
Balance, December 31, 1996 .........        2,907,909        55,231,308        58,139,217

Net Income .........................          142,281         2,703,344         2,845,625

Distributions as return of capital .         (124,721)       (2,369,679)       (2,494,400)
($4.03 per limited partnership unit)     ------------      ------------      ------------


Balance, December 31, 1997 .........     $  2,925,469      $ 55,564,973      $ 58,490,442
                                         ============      ============      ============




                             See notes to financial statements

                                    HIGH EQUITY PARTNERS L.P. - SERIES 86

                                           STATEMENTS OF CASH FLOWS


                                                                      For the Years Ended December 31,
                                                            ------------------------------------------------
                                                                 1997              1996              1995
                                                            ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (loss) .....................................     $  2,845,625      $  2,244,520      $(22,084,905)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities:
     Write-down for impairment ........................             --                --          23,769,050
     Depreciation and amortization ....................        1,974,299         1,941,202         1,858,404
     Straight line adjustment for stepped lease rentals         (103,605)         (164,035)         (375,772)
     Gain on sale of real estate ......................         (950,691)             --                --

Changes in asset and liabilities:
     Accounts payable and accrued expenses ............         (112,941)          167,830           208,913
     Receivables ......................................           52,736           297,494           (14,196)
     Due to affiliates ................................         (626,170)          835,118            (4,322)
     Other assets .....................................          135,436          (442,360)         (620,024)
                                                            ------------      ------------      ------------
Net cash provided by operating activities .............        3,214,689         4,879,769         2,737,148
                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of real estate ................        2,326,377              --                --
     Improvements to real estate ......................         (955,591)         (687,199)       (2,200,197)
                                                            ------------      ------------      ------------
Net cash provided by (used in) investing activities ...        1,370,786          (687,199)       (2,200,197)
                                                            ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners ........................       (2,166,352)       (1,535,016)       (1,535,016)
                                                            ------------      ------------      ------------

Increase (Decrease) in Cash and Cash Equivalents ......        2,419,123         2,657,554          (998,065)

Cash and Cash Equivalents, Beginning of Year ..........        7,409,578         4,752,024         5,750,089
                                                            ------------      ------------      ------------

Cash and Cash Equivalents, End of Year ................     $  9,828,701      $  7,409,578      $  4,752,024
                                                            ============      ============      ============



                                      See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1.                ORGANIZATION

                  High Equity Partners L.P. - Series 86 (the "Partnership"), is a limited partnership, organized under the Delaware Revised Uniform Limited Partnership Act on November 14, 1985 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2015 or sooner, in accordance with the terms of the Agreement of Limited Partnership. The Partnership invested in three shopping centers and eight office/industrial properties (two of which were sold), none of which are encumbered by debt.

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


                  the properties to the Partnership plus acquisition and closing costs less write-downs, if any. Tenant improvements are amortized over the applicable lease term.

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

                  Net income (loss) and distributions per unit of limited partnership interest

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (588,010), for each of the years ended December 31, 1997, 1996 and 1995.

                  Recently issued accounting pronouncements

                  The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information: establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

                  The implementation in 1997 of FASB Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about capital Structure" did not have any impact on the Partnership financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                  The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp. are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is also a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. On August 28,1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated which other acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

                  On November 2, 1997 the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired pursuant to its terms. Pursuant to that agreement, Wexford had authority to designate directors of the General Partners. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio, and its direct and indirect subsidiaries and affiliates. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"). The ASA provides that Wexford will continue to provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the years ended December 31, 1997 and 1996, reimbursable expenses paid to Wexford by the Partnership amounted to $43,361 and $83,516, respectively.

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

                  management functions for certain properties. For the years ended December 31, 1997, 1996 and 1995, Resources Supervisory was entitled to receive $416,428, $435,467, and $379,720 in total, respectively, of which $287,466, $254,005, and $196,480 was paid to unaffiliated management companies.

                  For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year.

                  For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive a partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the
                  years.ended December 31, 1997, 1996 and 1995, the Administrative General Partner earned $1,376,011, $1,406,204, and $1,406,204, respectively.

                  The general partners are allocated 5% of the net income or (losses) of the Partnership which amounted to $142,281, $112,226, and $(1,104,245) in 1997, 1996 and 1995,
                  respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $124,721, $76,752, and $76,752 in 1997, 1996 and 1995, respectively.

                  During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain invested capital and certain specified minimum returns on their investments. All fees received by the General Partners are subject to certain limitations as set forth in the Partnership Agreement.

                  During July 1996 through March 1998, Millennium Funding III Corp., a wholly owned indirect subsidiary of Presidio, contracted to purchase 45,320 units of the Partnership from various limited partners, which represents approximately 7.7% of the outstanding limited partnership units. During 1997, distributions in the amount of $13,904 were received by Millennium Funding III Corp. related to these units.

                  Pursuant to an agreement dated as of March 6, 1998 among Presidio, American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $85.00 per unit.

4.                REAL ESTATE

                  Management recorded write-downs for impairment totaling $23,769,050 in 1995. No write-downs were required for the years ended December 31, 1996 or 1997. The details of write-downs recorded in 1995 are as follows:

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  Commonwealth's occupancy in 1995 was low. In addition, the property required more capital expenditures than were previously anticipated resulting in lower expected cash flow in future periods. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $1,700,000 write-down for impairment in 1995.

                  During 1995, market conditions surrounding Century Park deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

                  In 1995, the Partnership did not achieve leasing expectations at 230 East Ohio and occupancy remained low. In addition, real estate taxes and other costs have exceeded expectations. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $2,200,000 write-down for impairment in 1995.

                  On October 2, 1997, the Partnership closed on the sale of the 230 East Ohio property, located in Chicago, Illinois, to an existing tenant in the building for $2,800,000. As a result of the sale, the Partnership recognized a Gain on the Sale of Property of $950,651 during the fourth quarter 1997. The Partnership did not achieve leasing expectations at Seattle

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  Tower in 1995 and occupancy remained at approximately 80%. In addition, market rents were lower than projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

                  During 1995, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels remained low. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

                  Occupancy at Melrose Crossing declined to 50% in early 1995. As a result, income levels did not meet projected income levels. In addition, rental rates declined and real estate taxes were in excess of amounts previously projected resulting in lower cash flows. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $15 per square foot. This fair value estimate resulted in a $7,200,000 write-down for impairment in 1995.

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

                  The following table is a summary of the Partnership's real estate as of:

                                                          December 31,
                                               ---------------------------------
                                                    1997                1996
                                               ------------        -------------
Land ...................................       $ 11,669,652        $ 12,305,557

Buildings and improvements .............         56,768,084          58,172,943
                                               ------------        ------------
                                                 68,437,736          70,478,500

Less:  Accumulated depreciation ........        (20,422,562)        (20,076,515)
                                               ------------        ------------

                                               $ 48,015,174        $ 50,401,985
                                               ============        ============

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                                YEARS ENDING DECEMBER 31,
                      -----------------------------------------------------------------------------------------------------------
                           1998            1999           2000             2001             2002        Thereafter        Total
                      -----------     -----------     -----------     -----------     -----------     -----------     -----------
                      $ 8,214,000     $ 7,758,000     $ 7,251,000     $ 6,422,000     $ 5,787,000     $17,598,000     $53,030,000
                      ===========     ===========     ===========     ===========     ===========     ===========     ===========


5.                 DISTRIBUTION PAYABLE

                                                               December 31,
                                                         -----------------------
                                                            1997           1996
                                                         --------       --------

Limited Partners ($1.15 and $.62 per unit) .......       $676,211       $364,566
General Partners .................................         35,590         19,188
                                                        ---------       --------
                                                         $711,801       $383,754
                                                         ========       ========

                   Such distributions were  paid in the subsequent quarters

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

6.                 DUE TO AFFILIATES

                                                                      December 31,
                                                              -------------------------
                                                                  1997           1996
                                                              ----------     ----------
Partnership asset management fee ........................     $  321,358     $  351,551

Reorganization and litigation cost reimbursement (Note 7)        234,000        824,511
Property management fee .................................         93,685         99,151
 Non-accountable expense reimbursement ..................         50,000         50,000
                                                              ----------     ----------
                                                              $  699,043     $1,325,213
                                                              ==========     ==========

                  Such amounts were  paid in the subsequent quarters


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

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

c) On or about May 11, 1995 the Partnership was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interests in the Partnership, Integrated Resources of High Equity Partners, Series 85 ("HEP-85") and High Equity Partners L.P. - Series 88 ("HEP-88") which are both affiliated partnership.

                  On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Administrative and Investment General Partners, the managing General Partner of HEP-85, the managing General Partner of HEP-88 (collectively the "General Partners"), a subsidiary of the indirect corporate  parent of the General  Partners,  and the  indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnerships; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners have diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On
                  February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

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

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1997, the General Partners had billed the Partnership a total of $1,058,511 for these costs $824,511 of which was paid in February 1997.

d) On February 6, 1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                  On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

8. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) per the financial statements to the net taxable income (loss):

                                                                                Years Ended December 31,
                                                                   ------------------------------------------------
                                                                        1997              1996              1995
                                                                   ------------      ------------      ------------
Net income (loss) per financial statements ...................     $  2,845,625      $  2,244,520      $(22,084,905)

Write-down for impairment ....................................             --                --          23,769,050

Difference in gain/loss from sale of 230 East Ohio ...........       (7,675,270)             --                --

Tax depreciation in excess of financial statement depreciation       (1,800,699)       (1,820,559)       (1,755,692)
                                                                   ------------      ------------      ------------

Net taxable (loss) income  ....................................    $ (6,630,344)     $    423,961      $    (71,547)
                                                                   ============      ============      ============

                     HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

8. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)


                  The   differences   between  the   Partnership's   assets  and
liabilities for tax purposes and financial reporting purposes are as follows:

                                                                December 31, 1997
                                                                -----------------
Net assets per financial statements ....................          $  58,490,442

Write-down for impairment ..............................             54,471,150

Tax depreciation in excess
  of financial statement depreciation ..................            (11,437,115)

Gain on admission of joint venture
  partner not recognized for tax purposes ..............               (454,206)

Organization costs not charged to
  partner's equity for tax purposes ....................              4,410,000
                                                                  -------------
Net assets per tax reporting ...........................          $ 105,480,271
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

                  As of March 15, 1998, the names and ages of, as well as the positions held by, the officers and directors of the Administrative and Investment General Partners and Associate General Partners are as follows:

                                                                                               Has Served as an Officer and/or
            Name                    Age                            Position                            Director Since
            ----                    ---                            --------                            --------------
      W. Edward Scheetz             33                             Director                            November 1997
      David Hamamoto                38                             Director                            November 1997
      Richard Sabella               42                       President, Director                       November 1997
      David King                    35          Executive VP, Director and Assistant Treasurer         November 1997
      Larry Schacter                41                          Senior VP, CFO                         January 1998
      Kevin Reardon                 39               VP, Secretary, Treasurer & Director               November 1997
      Allan B. Rothschild           36                     Executive Vice President                    December 1997
      Marc Gordon                   33                          Vice President                         November 1997
      Charles Humber                24                          Vice President                         November 1997
      Adam Anhang                   24                          Vice President                         November 1997
      Gregory Peck                  23                       Assistant Secretary                       November 1997

                  W. Edward Scheetz co-founded NorthStar with David Hamamoto in July 1997 having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

                  David Hamamoto co-founded NorthStar with W. Edward Scheetz in July 1997, having previously been a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

                  Richard Sabella joined NorthStar in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

                  David King joined NorthStar in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies
(USA). Prior to joining Olympia & York in 1990. Mr. King worked for Bankers Trust in its real estate finance group.

                  Larry Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshhire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996, and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University (Ohio).

                  Kevin Reardon joined NorthStar in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joing Lazard Freres, MR. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst-ABC-Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in accounting.

                  Allan B. Rothschild joined NorthStar in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership wehre he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

                  Marc Gordon joined NorthStar in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joing Merrill Lynch, in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

                  Charles Humber joined NorthStar in September 1997, having previously worked for Merrill Lynche's Real Estate Investment Banking group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management.

                  Adam Anhang joined NorthStar in August 1997, having previously worked for the Athena Group's Russia and Former Soviet Union development tean from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate.

                  Gregory Peck joined NorthStar in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking group from 1994 to 1996. Mr. Peck graduated from Columbia College with a A.B. in mathematics and a A.B. in economics.

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

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management

                  As of March 15, 1998, an affiliate of the General Partners owned approximately 7.7% of the Units. No directors, officers or partners of the Investment General Partner or Administrative General Partner presently own any Units

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                            Percentage Ownership
                                          in PCIC and Percentage
                                           Beneficial Ownership
 Name of Beneficial Owner                       in Presidio
 ------------------------                ------------------------

Five Percent Holders:
Presidio Holding Company, LLC(1)                71.93%
AG Presidio Investors, LLC(2)                   14.12%
DK Presidio Investors, LLC(3)                    8.45%
Stonehill Partners, LP(4)                        5.50%


The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                     0%
Marc Gordon(5)                                     0%
David Hamamoto(5)                              71.93%
Charles Humber(5)                                  0%
David King(5)                                      0%
Gregory Peck(5)                                    0%
Kevin Reardon(5)                                   0%
Allan Rothschild(5)                                0%
Richard J. Sabella(5)                              0%
Lawrence Schachter(5)                              0%
W. Edward Scheetz(5)                           71.93%

Directors and Officers as a group:             71.93%


(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Polaris has two members, Sextant Operating Corp. ("Sextant"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextant is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II LLC ("NCHII"), which holds a

                  25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Company, LP, as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Company, LP may be deemed to beneficially own for purposes of rule 13 d-3 of the Exchange Act, the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Company, LP, 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act, the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, LP. John A. Motulsky is a managing general partner of Stonehill Partners, LP, a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, LP. John
                  A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.      Certain Relationships and Related Transactions

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1997, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

Name of Recipient                             Capacity in Which Served            Compensation from the Partnership
-----------------                             ------------------------            ---------------------------------
Resources High Equity Inc.                   Investment General Partner                       $158,494 (1)
Resources Capital Corp.                      Administrative General Partner                 $1,773,744 (2)
Presidio AGP Corp.                           Associate General Partner                          $2,494 (3)
Resources Supervisory Management Corp.       Affiliated Property Manager                      $128,962 (4)

(1) Of this amount, $2,494 represents the Investment General Partner's share of distributions of cash from operations and $156,000 represents reimbursements of actual costs incurred in defending the California Action and the cost of preparing settlement materials. Furthermore, under the Partnership's Limited Partnership Agreement, 0.1% of the net income and net loss of the Partnership is allocated to the Investment General Partner. Pursuant thereto, for the year ended December 31, 1997, ($6,685) of the Partnership's taxable loss was allocated to the Investment General Partner.

(2) Of this amount, $119,732 represents the Administrative General Partner's share of distributions of cash from operations, $200,000 represents payment for expenses of the Administrative General Partner based upon the total number of Units outstanding $1,376,012 represents the Partnership Asset Management Fee for managing the affairs of the Partnership., and $78,000 represents reimbursements of actual costs incurred in defending the California Action and the cost of preparing settlement materials.

         Furthermore, under the Partnership's Limited Partnership Agreement 4.8% of the net income and net loss of the Partnership is allocated to the Administrative General Partner. Pursuant thereto, for the year ended December 31, 1997, ($320,893) of the Partnership's taxable loss was allocated to the Administrative General Partner.

(3) This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1997, ($6,685) of the Partnership's taxable loss was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement (the Associate General Partner is entitled to receive .1% of the Partnership's net income or net loss).

(4) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources Supervisory was $416,428, of which $287,466 was paid to unaffiliated management companies.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                              Reports on Form 8-K.

  (a)(1)      Financial Statements:  See Index to Financial Statements in Item 8

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

(b)           Reports on Form 8-K:

             The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

              None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)
                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                             ADDITIONAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                      INDEX



Additional financial information furnished pursuant to the requirements of Form 10-K:

Schedules - December 31, 1997, 1996 and 1995 and years then ended, as required:

               Schedule III    -Real estate and accumulated depreciation

                               -Notes to Schedule III - Real estate
                                and accumulated depreciation

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

                                           HIGH EQUITY PARTNERS L.P. - SERIES 86

                                      By:  RESOURCES CAPITAL CORP.
                                           Administrative General Partner


Dated: March 27, 1998                 By:  /s/ Richard Sabella
                                           --------------------
                                           Richard Sabella
                                           President and Director
                                           (Principal Executive Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 27, 1998                 By:  /s/ Richard Sabella
                                          --------------------
                                          Richard Sabella
                                          President and Director
                                          (Principal Executive Officer)



Dated: March 27, 1998                 By:  /s/ Lawrence Schachter
                                          ----------------------
                                          Lawrence Schachter
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)



Dated: March 27, 1998                 By:  /s/ Kevin Reardon
                                          ------------------
                                          Kevin Reardon
                                          Director, Vice President,
                                          Treasurer and Secretary


Dated: March 27, 1998                 By:  /s/ David King
                                          ---------------
                                          David King
                                          Director and
                                          Executive Vice President


HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997

                                                                                                               Costs
                                                                                                             Capitalized
                                                                                                            Subsequent to
                                                                             Initial Cost                    Acquisition
                                                                     ---------------------------      ---------------------------
                                                                                     Buildings
                                                                                       And
                                  Description        Encumbrances       Land        Improvements      Improvement  Carrying Costs
                                  -----------        ------------       ----        ------------      -----------  --------------
                                                                                                                     <C<
RETAIL:

Melrose Crossing Shopping
Center                            Melrose Park, IL     $  --         $ 2,002,532    $ 12,721,968      $   811,061    $  1,064,777

Matthews Township
Festival Shopping Center          Matthews, NC            --           2,973,646      12,571,750          312,077       1,581,384

Sutton Square Shopping Center     Raleigh, NC             --           2,437,500      10,062,500          190,948       1,025,898
                                                       -----         -----------    ------------      -----------    ------------
                                                                       7,413,678      35,356,218        1,314,086       3,672,059
                                                       -----         -----------    ------------      -----------    ------------

OFFICE:

Commerce Plaza Office Building    Richmond, VA            --             733,279       7,093,435        1,693,242         468,324

Century Pak I Office Complex      Kearny Mesa, CA         --           3,122,064      12,717,936        1,899,861       1,203,130

568 Broadway Office Building      New York, NY            --           2,318,801       9,821,517        4,914,353       1,220,484

Seattle Tower  Office Building    Seattle, WA             --           2,163,253       5,030,803        1,678,774         486,969
                                                       --------      -----------    ------------      -----------    ------------
                                                          --           8,337,397      34,663,691       10,186,230       3,378,907
                                                       --------      -----------    ------------      -----------    ------------

INDUSTRIAL:

Commonwealth Industrial Park      Fullerton, CA           --           3,749,700       7,125,300          265,333         767,573

TMR Warehouses                    Various, OH             --             369,215       5,363,935           23,283         435,653

Melrose (Lot #7)                  Melrose Park, IL        --             450,000          --                   --          36,628
                                                       -------       -----------     -----------      -----------      ----------
                                                          --           4,568,915      12,489,235          288,616       1,239,854
                                                       -------       -----------     -----------      -----------      ----------
                                                       $  --         $20,319,990     $82,509,144      $11,788,932      $8,290,820
                                                       =======       ===========     ===========      ===========      ==========

                                  Reductions
                                   Recorded
                                 Subsequent to              Gross Amount at Which
                                  Acquisition            Carried at Close of Period
                                 -------------   ----------------------------------------
                                                                  Buildings
                                                                     And                      Accumulated        Date
                                  Write Downs        Land       Improvements        Total    Depreciation     Acquired
                                  -----------        ----       ------------        -----    ------------      --------
RETAIL:

Melrose Crossing Shopping
Center                         $ (12,100,000)   $   569,462    $  3,930,876   $   4,500,338    $  2,631,342      1988


Matthews Township
Festival Shopping Center          (5,300,000)     2,249,562       9,889,295      12,138,857       3,246,053      1988

Sutton Square Shopping Center          --         2,637,550      11,079,296      13,716,846       2,779,381      1988
                               -------------    -----------    ------------   -------------    ------------
                                 (17,400,000)     5,456,574      24,899,467      30,356,041       8,656,776
                               -------------    -----------    ------------   -------------    ------------

OFFICE:

Commerce Plaza Office Building    (2,700,000)       556,352       6,731,928       7,288,280       2,053,255      1987

Century Pak I Office Complex     (11,700,000)     1,092,744       6,150,247       7,242,991       2,831,912      1986

568 Broadway Office Building     (10,821,150)       922,338       6,531,667       7,454,005       2,612,701      1986

Seattle Tower  Office Building    (6,050,000)       724,808       2,584,991       3,309,799       1,279,809      1986
                               -------------    -----------    ------------   -------------    ------------
                                 (31,271,150)     3,296,242      21,998,833      25,295,075       8,777,677
                               -------------    -----------    ------------   -------------    ------------

INDUSTRIAL:

Commonwealth Industrial Park      (5,800,000)     2,032,937       4,074,969       6,107,906       1,645,105      1987

TMR Warehouses                         --           397,271       5,794,815       6,192,086       1,343,004      1988

Melrose (Lot #7)                       --           486,628           --            468,628            --        1988
                               -------------    -----------    ------------   -------------    ------------
                                  (5,800,000)     2,916,836       9,869,784      12,786,620       2,988,109
                               -------------    -----------    ------------   -------------    ------------

                                $(54,471,150)   $11,669,652     $56,768,084     $68,437,736   $20,422,562
                                =============   ===========     ===========     ===========    ============


Note: The aggregate cost for Federal income tax purposes is $122,908,886 at December 31, 1997.

                     HIGH EQUITY PARTNERS L.P. - SERIES 86


        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997



(A)           RECONCILIATION OF REAL ESTATE OWNED:

                                                       December 31,
                                     -----------------------------------------------

                                          1997               1996            1995
                                     ------------      -----------      ------------
BALANCE AT BEGINNING OF YEAR ...     $ 70,478,500      $ 69,791,301     $ 91,360,154

ADDITIONS DURING THE YEAR ......          955,591           687,199        2,200,197
     Improvements to Real Estate

SUBTRACTIONS DURING THE YEAR ...       (2,996,355)             --               --
     Sales - Net

OTHER CHANGES ..................             --                --        (23,769,050)
     Write-down for impairment       ------------      ------------     ------------

BALANCE AT END OF YEAR (1) .....     $ 68,437,736      $ 70,478,500     $ 69,791,301
                                     ============      ============     ============


(1) INCLUDES INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.



(B)           RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                   December 31,
                                 -----------------------------------------------
                                      1997              1996            1995
                                 ------------      ------------     ------------
BALANCE AT BEGINNING OF YEAR     $ 20,076,515      $ 18,464,974     $ 16,824,115

ADDITIONS DURING THE YEAR ..        1,652,331         1,611,541        1,640,859
     Depreciation Expense(1)

SUBTRACTIONS DURING THE YEAR       (1,306,284)             --               --
     Sales                       ------------      ------------     ------------

BALANCE AT END OF YEAR .....     $ 20,422,562      $ 20,076,515     $ 18,464,974
                                 ============      ============     ============




(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.