Form 10-Q
period 1998-03-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1998-05-15
CIK 784054

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

                  For the quarterly period ended March 31, 1998

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

                           Yes   [ X ]       No   [   ]

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                                      INDEX




Part I. Financial Information:

Balance Sheets--March 31, 1998 and December 31, 1997

Statements of Operations--Three Months Ended March 31, 1998
and 1997

Statement of Partners' Equity--Three Months Ended March 31, 1998

Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                                 BALANCE SHEETS


                                                    March 31,        December 31,
                                                       1998              1997
                                                   -----------       -----------
ASSETS

Real estate - net...........................       $47,756,778       $48,015,174
Cash and cash equivalents ..................         9,943,139         9,828,701
Other assets ...............................         3,822,717         3,827,957
Receivables ................................           392,465           247,714
                                                   -----------       -----------

                                                   $61,915,099       $61,919,546
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 1,980,622       $ 2,018,260
Distributions payable ......................           711,801           711,801
Due to affiliates ..........................           619,870           699,043
                                                   -----------       -----------

                                                     3,312,293         3,429,104
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
     units issued and outstanding) .........        55,671,719        55,564,973
General partners' equity ...................         2,931,087         2,925,469
                                                   -----------       -----------

                                                    58,602,806        58,490,442
                                                   -----------       -----------


                                                   $61,915,099       $61,919,546
                                                   ===========       ===========

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998


                            STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        1998           1997
                                                     ----------       ----------
Rental Revenue ...............................       $2,793,235       $3,097,821
                                                     ----------       ----------

Costs and Expenses:

     Operating expenses ......................          941,269        1,120,568
     Depreciation and amortization ...........          487,806          504,845
     Partnership management fee ..............          321,358          351,551
     Administrative expenses .................          239,955          220,847
     Property management fee .................           82,931           92,826
                                                     ----------       ----------
                                                      2,073,319        2,290,637
                                                     ----------       ----------

Income before interest and other income ......          719,916          807,184

     Interest income .........................          100,499           79,716

     Other income ............................            3,750            8,175
                                                     ----------       ----------

Net income ...................................       $  824,165       $  895,075
                                                     ==========       ==========

Net income attributable to:

     Limited partners ........................       $  782,957       $  850,321

     General partners ........................           41,208           44,754
                                                     ----------       ----------

Net income ...................................       $  824,165       $  895,075
                                                     ==========       ==========

Net income per unit of limited
     partnership interest (588,010 units
     outstanding) ............................       $     1.33       $     1.45
                                                     ==========       ==========


                        See notes to financial statements

            HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998


                             STATEMENT OF PARTNERS' EQUITY


                                          General        Limited
                                        Partners'        Partners'
                                          Equity          Equity            Total
                                       -----------      -----------     -----------
Balance, January 1, 1998 .........     $ 2,925,469      $55,564,973     $58,490,442

Net income for the three
months ended March 31, 1998 ......          41,208          782,957         824,165

Distributions as return of
capital for the three months ended
March 31, 1998 ($1.15 per
limited partnership unit) ........         (35,590)        (676,211)       (711,801)
                                       -----------      -----------     -----------

Balance, March 31, 1998 ..........     $ 2,931,087      $55,671,719     $58,602,806
                                       ===========      ===========     ===========

                       See notes to financial statements

            HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                                 STATEMENTS OF CASH FLOWS


                                                                  For the Three Months
                                                                     Ended March 31,
                                                             ------------------- --------
                                                                  1998            1997
                                                             -----------      -----------
Cash Flows From Operating Activities:

     Net income ........................................     $   824,165      $   895,075
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization .................         487,806          504,845
         Straight line adjustment for stepped
           lease rentals ...............................         (19,455)         (41,008)
     Changes in asset and liabilities:
         Accounts payable and accrued expenses .........         (37,638)        (345,992)
         Due to affiliates .............................         (79,173)        (909,036)
         Receivables ...................................        (144,751)         (62,222)
         Other assets ..................................        (108,633)         (85,394)
                                                             -----------      -----------

     Net cash provided by (used in) operating activities         922,321          (43,732)
                                                             -----------      -----------

Cash Flows From Investing Activities:

     Improvements to real estate .......................         (96,082)         (86,797)
                                                             -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners .........................        (711,801)        (383,754)
                                                             -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents .......         114,438         (514,283)

Cash and Cash Equivalents, Beginning of Year ...........       9,828,701        7,409,578
                                                             -----------      -----------

Cash and Cash Equivalents, End of Quarter ..............     $ 9,943,139      $ 6,895,295
                                                             ===========      ===========

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, 1997.

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

Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

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

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended March 31, 1998 and 1997, Resources Supervisory was entitled to receive $82,932 and $92,826, respectively, of which $68,420 and $78,201 was paid to unaffiliated management companies.

For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended March 31, 1998 and 1997.

For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1998 and 1997, the Administrative General Partner was entitled to receive $321,358 and $351,551, respectively.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $41,208 and $44,754 for the quarters ended March 31, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $35,590 and $20,734 for the quarters ended March 31, 1998 and 1997, respectively.

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

From July 1996 through May 1, 1998, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners which represents approximately 7.7% of the outstanding limited partnership units of the Partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

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

4. REAL ESTATE

The following table is a summary of the Partnership's real estate as of:


                                             March 31,      December 31,
                                               1998              1997
                                          ------------      ------------
      Land ..........................     $ 11,669,652      $ 11,669,652
      Buildings and improvements ....       56,916,727        56,768,084
                                          ------------      ------------

                                            68,586,379        68,437,736

      Less:  Accumulated depreciation      (20,829,601)      (20,422,562)
                                          ------------      ------------

                                          $ 47,756,778      $ 48,015,174
                                          ============      ============

No write-downs for impairment were recorded for the three months ended March 31, 1998 or 1997.

5. DISTRIBUTIONS PAYABLE

                                                 March 31,      December 31,
                                                   1998              1997
                                               ------------      ------------
          Limited partners ($1.15 per unit)     $676,211          $676,211
          General partners ................       35,590            35,590
                                                --------          --------
                                                $711,801          $711,801
                                                ========          ========

Such distributions were paid in the quarters subsequent to March 31, 1998 and December 31, 1997, respectively.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS


6. DUE TO AFFILIATES

                                                              March 31,   December 31,
                                                                1998         1997
                                                              --------     --------
Partnership asset management fee ........................     $321,358     $321,358
Reorganization and litigation cost reimbursement (Note 7)      234,000      234,000
Property management fee .................................       14,512       93,685
Non-accountable expense reimbursement ...................       50,000       50,000
                                                              --------     --------
                                                              $619,870     $699,043
                                                              ========     ========

Such amounts were paid in the quarters subsequent to March 31, 1998 and December 31, 1997 respectively.

7.       COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 the Partnership was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all the purchasers of limited partnership interest in the Partnership, Integrated Resources High Equity Partners, Series 85 ("HEP-85") and High Equity Partners L.P. - Series 88 ("HEP-88"), which are both affiliated partnerships.

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the managing general partner of HEP-85 and HEP-88 and the Investment General Partner of the Partnership; the Administrative General Partner of the Partnership (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnership; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Second Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of the current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through March 31, 1998, the General Partners had billed the Partnership a total of $1,058,511 for these costs, of which $824,511 was paid.

         The General Partners believe that each of the claims asserted in the Second Amended Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The Partnerships and the General Partners believe that Everest claims are without merit and intend to vigorously contest the action.

         On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP Partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claim are without merit and intend to vigorously contest the action.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of March 31, 1998, total working capital reserves amounted to approximately $5,179,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1998, cash and cash equivalents increased $114,438 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $922,321 for the three months ended March 31, 1998. The Partnership used $96,082 for capital expenditures related to capital and tenant improvements to the properties and $711,801 for distributions to partners during the three months ended March 31, 1998.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to lower rental revenues, partially offset by a decrease in costs and expenses and higher interest income.

Rental revenues decreased during the three months ended March 31, 1998 at 230 East Ohio due to the sale of the property in October 1997 and at Sutton Square due to lower percentage from certain tenants.

Costs and expenses decreased during the three months ended March 31, 1998 compared to the same period in 1997 primarily due to a decrease in operating expenses, depreciation and partnership asset and property management fees due to the sale of 230 East Ohio, as previously discussed. These decreases were partially offset by an increase in administrative expenses for the three months ended March 31, 1998 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement.

Interest income increased during the three months ended March 31, 1998 as compared to the same periods in 1997 due to higher cash balances. Other income decreased during the three months ended March 31, 1998 compared to the same periods in 1997 due to fewer investor transfers.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998

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


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8-K:
                  None

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1998


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


                                           High Equity Partners L.P. - Series 86


                                     By:   Resources Capital Corp.,
                                           Administrative General Partner




 Dated: May 12, 1998                 By:   /S/  Richard Sabella
                                           --------------------
                                           Richard Sabella
                                           President
                                           (Duly Authorized Officer)








 Dated: May 12, 1998                 By:   /S/  Lawrence Schachter
                                           -----------------------
                                           Lawrence Schachter
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)