Form 10-Q
period 1998-06-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1998-08-14
CIK 784054

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

                  For the quarterly period ended June 30, 1998

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

                           Yes   [ X ]       No   [   ]

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                                      INDEX




Part I. Financial Information:

Balance Sheets--June 30, 1998 and December 31, 1997

Statements of Operations--Three and Six Months Ended June 30, 1998 and 1997

Statement of Partners' Equity-- Six Months Ended June 30, 1998

Statements of Cash Flows-- Six Months Ended June 30, 1998 and 1997

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

           HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                                    BALANCE SHEETS


                                                   June 30, 1998   December 31, 1997
                                                   -------------   -----------------
ASSETS

Real estate - net ..........................       $47,605,921       $48,015,174
Cash and cash equivalents ..................         9,825,153         9,828,701
Other assets ...............................         3,814,989         3,827,957
Receivables ................................           310,975           247,714
                                                   -----------       -----------

                                                   $61,557,038       $61,919,546
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 2,043,255       $ 2,018,260
Distributions payable ......................           711,801           711,801
Due to affiliates ..........................           383,572           699,043
                                                   -----------       -----------

                                                     3,138,628         3,429,104
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
         units issued and outstanding) .....        55,496,543        55,564,973
General partners' equity ...................         2,921,867         2,925,469
                                                   -----------       -----------

                                                    58,418,410        58,490,442
                                                   -----------       -----------

                                                   $61,557,038       $61,919,546
                                                   ===========       ===========

                        See notes to financial statements

                    HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                                         STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended    For the Six Months Ended
                                                           June 30,                      June 30,
                                                 --------------------------   ---------------------------
                                                    1998           1997           1998            1997
                                                 ----------     ----------     ----------     ----------
Rental Revenue .............................     $2,782,329     $2,698,473     $5,575,564     $5,796,294
                                                 ----------     ----------     ----------     ----------

Costs and Expenses:

         Operating expenses ................      1,156,045      1,138,015      2,097,314      2,258,583
         Depreciation and amortization .....        487,806        504,845        975,612      1,009,690
         Partnership management fee ........        321,358        351,551        642,716        703,102
         Administrative expenses ...........        351,676        239,927        591,631        460,774
         Property management fee ...........         82,583         82,063        165,514        174,889
                                                 ----------     ----------     ----------     ----------
                                                  2,399,468      2,316,401      4,472,787      4,607,038
                                                 ----------     ----------     ----------     ----------

Income before interest and other income ....        382,861        382,072      1,102,777      1,189,256

         Interest income ...................        130,129         83,150        230,628        162,866

         Other income ......................         14,415         21,865         18,165         30,040
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  527,405     $  487,087     $1,351,570     $1,382,162
                                                 ==========     ==========     ==========     ==========

Net income attributable to:

         Limited partners ..................     $  501,035     $  462,733     $1,283,992     $1,313,054

         General partners ..................         26,370         24,354         67,578         69,108
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  527,405     $  487,087     $1,351,570     $1,382,162
                                                 ==========     ==========     ==========     ==========

Net income per unit of limited
         partnership interest (588,010 units
         outstanding) ......................     $      .85     $      .79     $     2.18     $     2.23
                                                 ==========     ==========     ==========     ==========

                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                            STATEMENT OF PARTNERS' EQUITY


                                        General           Limited
                                       Partners'          Partners'
                                        Equity             Equity            Total
                                     ------------      ------------     ------------
Balance, January 1, 1998 .......     $  2,925,469      $ 55,564,973     $ 58,490,442

Net income for the six
months ended June 30, 1998 .....           67,578         1,283,992        1,351,570

Distributions as return of
capital for the six months ended
June 30, 1998 ($2.30 per
limited partnership unit) ......          (71,180)        1,352,422)      (1,423,602)
                                     ------------      ------------     ------------

Balance, June 30, 1998 .........     $  2,921,867      $ 55,496,543     $ 58,418,410
                                     ============      ============     ============

                        See notes to financial statements

             HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                                 STATEMENTS OF CASH FLOWS


                                                              For the Six Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                 1998             1997
                                                            -----------      ------------
Cash Flows From Operating Activities:

         Net income ...................................     $ 1,351,570      $ 1,382,162
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization .......         975,612        1,009,690
                  Straight line adjustment for stepped
                       lease rentals ..................         (38,910)         (82,016)
         Changes in asset and liabilities:
                  Accounts payable and accrued expenses          24,995          (51,935)
                  Due to affiliates ...................        (315,471)        (912,043)
                  Receivables .........................         (63,261)          13,445
                  Other assets ........................        (109,656)        (158,795)
                                                            -----------      -----------

         Net cash provided by operating activities ....       1,824,879        1,200,508
                                                            -----------      -----------

Cash Flows From Investing Activities:

         Improvements to real estate ..................        (404,825)        (261,090)
                                                            -----------      -----------

Cash Flows From Financing Activities:

         Distributions to partners ....................      (1,423,602)        (857,256)
                                                            -----------      -----------

(Decrease) Increase in Cash and Cash Equivalents ......          (3,548)          82,162

Cash and Cash Equivalents, Beginning of Year ..........       9,828,701        7,409,578
                                                            -----------      -----------

Cash and Cash Equivalents, End of Quarter .............     $ 9,825,153      $ 7,491,740
                                                            ===========      ===========

                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

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

     Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

     Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

3.   CONFLICTS INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

     Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998, reimbursable expense due NorthStar Presidio amounted to $51,000.

     The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended June 30, 1998 and 1997, Resources Supervisory was entitled to receive $82,583 and $82,063, respectively, of which $70,369 and $70,444 was paid to unaffiliated management companies, respectively, for on-site management and the balance was retained by Resources Supervisory.

     For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year . The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended June 30, 1998 and 1997.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1998 and 1997, the Administrative General Partner was entitled to receive $321,358 and $351,551, respectively.

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $26,370 and $24,354 for the quarters ended June 30, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $35,590 and $29,711 for the quarters ended June 30, 1998 and 1997, respectively.

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

     From July 1996 through March 12, 1998, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners which represents approximately 7.7% of the outstanding limited partnership units of the Partnership.

     In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P. a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). On July 28, 1998, Olympia announced that it had accepted for payment 33,710 units properly tendered pursuant to the Offer. As a consequence of the Agreement, Presidio may be deemed to beneficially own the units owned by Olympia.

     Subsequent to the expiration of the Offer, Millennium Funding III Corp., purchased 246 limited partnership units in August 1998.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

     4. REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                      June 30, 1998              December 31, 1997
                                      -------------              -----------------
Land                                 $   11,669,652              $   11,669,652
Buildings and improvements               57,172,909                  56,768,084
                                     --------------              --------------

                                         68,842,561                  68,437,736

Less:  Accumulated depreciation         (21,236,640)                (20,422,562)
                                     --------------              --------------

                                     $   47,605,921              $   48,015,174
                                     ==============              ==============

     No write-downs for impairment were recorded for the six months ended June 30, 1998 or 1997.


     5. DISTRIBUTIONS PAYABLE

                                                 June 30, 1998     December 31, 1997
                                                 -------------     -----------------

Limited partners ($1.15 per unit) ............      $676,211            $676,211
General partners .............................        35,590              35,590
                                                    --------            --------
                                                    $711,801            $711,801
                                                    ========            ========

     Such distributions were paid in the quarters subsequent to June 30, 1998 and December 31, 1997, respectively.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

     6. DUE TO AFFILIATES

                                                            June 30, 1998    December 31, 1997
                                                            -------------     -----------------

Partnership asset management fee ........................     $321,358             $321,358
Reorganization and litigation cost reimbursement (Note 7)         --                234,000
Property management fee .................................       12,214               93,685
Non-accountable expense reimbursement ...................       50,000               50,000
                                                              --------             --------
                                                              $383,572             $699,043
                                                              ========             ========

     Such amounts were paid in the quarters subsequent to June 30, 1998 and December 31, 1997 respectively.

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

     On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the managing general partner of HEP-85 and HEP-88 and the Investment General Partner of the

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

     7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Second Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of the current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions. On July 30, 1998, the Court lifted the stay.

     The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through June 30, 1998, the Partnership paid the General Partners a total of $1,058,511 for these costs.

     The General Partners believe that each of the claims asserted in the Second Amended Complaint is meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

     7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     During the quarter ended June 30, 1998, the litigations involving the Partnership and Everest were discontinued with prejudice.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of June 30, 1998, total working capital reserves amounted to approximately $5,179,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1998, cash and cash equivalents decreased $3,548 as a result of capital expenditures and distributions to partners in excess of net cash provided by operations. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants) which amounted to $1,824,879 for the six months ended June 30, 1998. The Partnership used $404,825 for capital expenditures related to capital and tenant improvements to the properties and $1,423,602 for distributions to partners during the six months ended June 30, 1998.

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

RESULTS OF OPERATIONS

The Partnership experienced a slight increase in net income for the three months ended June 30, 1998 compared to the same period in 1997, primarily due to higher interest income. For the six months ended June 30, 1998, net income decreased slightly as a result of lower revenues, partially offset by lower costs and expenses and higher interest income.

Rental revenues increased slightly during the three months ended June 30, 1998 due to higher percentage rents collected at Sutton Square. For both the six and three month periods ended June 30, 1998, rental revenues decreased due to the sale of the 230 East Ohio property in October 1997.

Costs and expenses increased slightly during the three months ended June 30, 1998 compared to the same period in 1997 primarily due to an increase in operating expenses. Repair and maintenance expenses increased during the second quarter of 1998 at Matthews, which offset decreases in real estate taxes during 1998 due to the sale of the 230 East Ohio property in 1997. In addition, for both the three and six month periods in 1998, depreciation expenses and partnership asset management fees decreased due to the sale of 230 East Ohio, as previously discussed. These decreases were offset by an increase in administrative expenses for the three and six months ended June 30, 1998 due to higher legal and accounting fees related to ongoing litigation and a possible reorganization of the Partnership.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income increased during the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to higher cash balances. Other income decreased during both the three and six month periods ended June 30, 1998 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

Forward-looking Statements

When  used  in this  quarterly  report  on  Form  10-Q,  the  words  "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998




                          PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements -
               Note 7 which is herein incorporated by reference.


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits: There were no exhibits filed

         (b)   Reports on Form 8-K:
               None

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1998


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


                                           High Equity Partners L.P. - Series 86


                                           By:  Resources Capital Corp.,
                                                Administrative General Partner




Dated: August 12, 1998                     By:  /S/  Richard Sabella
                                                --------------------
                                                Richard Sabella
                                                President
                                                (Duly Authorized Officer)








Dated: August 12, 1998                     By:  /S/  Lawrence Schachter
                                                -----------------------
                                                Lawrence Schachter
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                  Accounting Officer)