Form 10-Q
period 1998-09-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1998-11-16
CIK 784054

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

                For the quarterly period ended September 30, 1998

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

                           Yes   [ X ]       No   [   ]

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998

                                      INDEX




Part I. Financial Information:

Balance Sheets--September 30, 1998 and December 31, 1997

Statements of Operations--Three and Nine Months Ended September 30, 1998
and 1997

Statement of Partners' Equity-- Nine Months Ended September 30, 1998

Statements of Cash Flows-- Nine Months Ended September 30, 1998 and 1997

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits and Reports on Form 8-K

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                                 BALANCE SHEETS


                                                  September 30,      December 31,
                                                       1998              1997
                                                   -----------       -----------
ASSETS

Real estate - net ..........................       $47,462,779       $48,015,174
Cash and cash equivalents ..................        10,451,345         9,828,701
Other assets ...............................         3,844,343         3,827,957
Receivables ................................           271,831           247,714
                                                   -----------       -----------

                                                   $62,030,298       $61,919,546
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 2,367,324       $ 2,018,260
Distributions payable ......................           711,801           711,801
Due to affiliates ..........................           385,705           699,043
                                                   -----------       -----------

                                                     3,464,830         3,429,104
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
         units issued and outstanding) .....        55,636,248        55,564,973
General partners' equity ...................         2,929,220         2,925,469
                                                   -----------       -----------

                                                    58,565,468        58,490,442
                                                   -----------       -----------


                                                   $62,030,298       $61,919,546
                                                   ===========       ===========

                        See notes to financial statements

                  HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                                         STATEMENTS OF OPERATIONS


                                                For the Three Months Ended    For the Nine Months Ended
                                                        September 30,                September 30,
                                                 -------------------------     -------------------------
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
Rental Revenue .............................     $2,869,077     $2,843,139     $8,444,641     $8,639,433
                                                 ----------     ----------     ----------     ----------

Costs and Expenses:

         Operating expenses ................      1,026,690      1,237,768      3,124,004      3,496,351
         Depreciation and amortization .....        487,806        524,845      1,463,418      1,534,535
         Partnership asset management fee ..        321,358        351,551        964,074      1,054,653
         Administrative expenses ...........        195,542        138,974        787,173        599,748
         Property management fee ...........         83,884         84,427        249,398        259,316
                                                 ----------     ----------     ----------     ----------
                                                  2,115,280      2,337,565      6,588,067      6,944,603
                                                 ----------     ----------     ----------     ----------

Income before interest and other income ....        753,797        505,574      1,856,574      1,694,830

         Interest income ...................        103,129         93,918        334,150        256,784

         Other income ......................          1,540         38,135         19,705         68,175
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  858,466     $  637,627     $2,210,429     $2,019,789
                                                 ==========     ==========     ==========     ==========

Net income attributable to:

         Limited partners ..................     $  815,543     $  605,746     $2,099,908     $1,918,800

         General partners ..................         42,923         31,881        110,521        100,989
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  858,466     $  637,627     $2,210,429     $2,019,789
                                                 ==========     ==========     ==========     ==========

Net income per unit of limited
         partnership interest (588,010 units
         outstanding) ......................     $     1.39     $     1.03     $     3.57     $     3.26
                                                 ==========     ==========     ==========     ==========

                        See notes to financial statements

                  HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                                      STATEMENT OF PARTNERS' EQUITY


                                                     General               Limited
                                                     Partners'            Partners'
                                                      Equity                Equity              Total
                                                  ------------         ------------         ------------
Balance, January 1, 1998 .................        $  2,925,469         $ 55,564,973         $ 58,490,442

Net income for the nine
months ended September 30, 1998 ..........             110,521            2,099,908            2,210,429

Distributions as return of
capital for the nine months ended
September 30, 1998 ($3.45 per
limited partnership unit) ................            (106,770)          (2,028,633)          (2,135,403)
                                                  ------------         ------------         ------------

Balance, September 30, 1998 ..............        $  2,929,220         $ 55,636,248         $ 58,565,468
                                                  ============         ============         ============


                        See notes to financial statements

           HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                                  STATEMENTS OF CASH FLOWS


                                                               For the Nine Months Ended
                                                                      September 30,
                                                            ------------------------------
                                                                 1998              1997
                                                           ------------      ------------
Cash Flows From Operating Activities:

         Net income ...................................     $  2,210,429      $  2,019,789
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization .......        1,463,418         1,534,535
                  Straight line adjustment for stepped
                       lease rentals ..................          (58,365)         (123,024)
         Changes in asset and liabilities:
                  Accounts payable and accrued expenses          349,064           (17,831)
                  Due to affiliates ...................         (313,338)         (914,630)
                  Receivables .........................          (24,117)            9,694
                  Other assets ........................         (200,322)         (262,189)
                                                            ------------      ------------

         Net cash provided by operating activities ....        3,426,769         2,246,344
                                                            ------------      ------------

Cash Flows From Investing Activities:

         Improvements to real estate ..................         (668,722)         (439,879)
                                                            ------------      ------------

Cash Flows From Financing Activities:

         Distributions to partners ....................       (2,135,403)       (1,451,456)
                                                            ------------      ------------

Increase in Cash and Cash Equivalents .................          622,644           355,009

Cash and Cash Equivalents, Beginning of Year ..........        9,828,701         7,409,578
                                                            ------------      ------------

Cash and Cash Equivalents, End of Quarter .............     $ 10,451,345      $  7,764,587
                                                            ============      ============

                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                          NOTES TO FINANCIAL STATEMENTS

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

      Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                          NOTES TO FINANCIAL STATEMENTS

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

      Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

      Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

      Effective as of November 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $76,500.

      The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended September 30, 1998 and 1997, Resources Supervisory was entitled to receive $83,884 and $84,427, respectively, of which $69,537 and $75,395 was paid to unaffiliated management companies, respectively for on-site management and the balance was retained by Resources Supervisory.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

      For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year . The Administrative General Partner was entitled to receive $50,000 for each of the quarters ended September 30, 1998 and 1997.

      For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the quarters ended September 30, 1998 and 1997, the Administrative General Partner was entitled to receive $321,358 and $351,551, respectively.

      The General Partners are allocated 5% of the net income of the Partnership, which amounted to $42,923 and $31,881 for the quarters ended September 30, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $35,590 and $38,686 for the quarters ended September 30, 1998 and 1997, respectively.

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

      From July 1996 through March 12, 1998, Millenium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners. Subsequent to the expiration of the tender offer described below, Millennium Funding III Corp. purchased 10,485 limited partnership units in August 1998 through November 1998. The total of these purchases which represents approximately 9.5% of the outstanding limited partnership units of the Partnership.

      In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement, dated March 6, 1998 (the "Agreement"). On July 28, 1998, Olympia announced that it has accepted for payment 33,710 units properly tendered pursuant to the Offer. As a consequence of the Agreement, Presidio may be deemed to beneficially own the units owned by Olympia.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                          NOTES TO FINANCIAL STATEMENTS


4.    REAL ESTATE

      The following table is a summary of the Partnership's real estate as of:

                                               September 30,        December 31,
                                                    1998                1997
                                               ------------        ------------
Land ...................................       $ 11,669,652        $ 11,669,652
Buildings and improvements .............         57,436,806          56,768,084
                                               ------------        ------------

                                                 69,106,458          68,437,736

Less:  Accumulated depreciation ........        (21,643,679)        (20,422,562)
                                               ------------        ------------

                                               $ 47,462,779        $ 48,015,174
                                               ============        ============

No write-downs for impairment were recorded for the nine months ended September 30, 1998 or 1997.


5.   DISTRIBUTIONS PAYABLE

                                                     September 30,    December 31,
                                                         1998            1997
                                                       --------         --------
Limited partners ($1.15 per unit) ............         $676,211         $676,211
General partners .............................           35,590           35,590
                                                       --------         --------
                                                       $711,801         $711,801
                                                       ========         ========

Such distributions were paid in the quarters subsequent to September 30, 1998 and December 31, 1997, respectively.

6.   DUE TO AFFILIATES

                                                            September 30,      December 31,
                                                                1998               1997
                                                            -------------      ------------
Partnership asset management fee ........................     $321,358           $321,358
Reorganization and litigation cost reimbursement (Note 7)         --              234,000
Property management fee .................................       14,347             93,685
Non-accountable expense reimbursement ...................       50,000             50,000
                                                              --------           --------
                                                              $385,705           $699,043
                                                              ========           ========

      Such amounts were paid in the quarters subsequent to September 30, 1998 and December 31, 1997 respectively

    HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                          NOTES TO FINANCIAL STATEMENTS

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

    HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998
                          NOTES TO FINANCIAL STATEMENTS

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)


      In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to a settlement of the lawsuit. The Memorandum of Understanding provides, among other things, for a modification of the fees payable under the partnership agreement and a release of all claims against the defendants. The Memorandum of Understanding is subject to a number of conditions, including the agreement among the parties with respect to definitive documentation, approval by the court and approval by the limited partners of the modification referred to above. There can be no assurance that such conditions will be fulfilled.

      The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through September 30, 1998, the Partnership paid the General Partners a total of $1,058,511 for these costs.

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

    HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of September 30, 1998, total working capital reserves amounted to approximately $5,631,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the nine months ended September 30, 1998, cash and cash equivalents increased $622,644 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants) which amounted to $3,426,769 for the nine months ended September 30, 1998. The Partnership used $668,722 for capital expenditures related to capital and tenant improvements to the properties and $2,135,403 for distributions to partners during the nine months ended September 30, 1998.

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

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the three months and nine months ended September 30, 1998 compared to the same periods in 1997, primarily due to lower costs and expenses. Rental revenues increased slightly for the three months ended September 30, 1998 but decreased for the nine months then ended. For the three and nine months ended September 30, 1998, interest income increased, partially offset by a decrease in other income.

Rental revenues increased slightly during the three months ended September 30, 1998 due primarily to higher revenues at Century Park as a result of increases in occupancy and rental rates, partially offest by lower revenues due to the sale of the 230 East Ohio property in October 1997. For the nine months ended September 30, 1998, rental revenues decreased due to the sale of the 230 East Ohio property.

Costs and expenses decreased during the three and nine months ended September 30, 1998 compared to the same periods in 1997 primarily due to lower operating expenses, particularly real estate taxes and repairs and maintenance expenses, due to the sale of the 230 East Ohio property in 1997. In addition, for both the three and nine month periods in 1998, depreciation expenses and partnership asset management fees decreased due to the sale of 230 East Ohio, as previously discussed. These decreases were offset by an increase in administrative expenses for the three and nine months ended September 30, 1998 due to higher legal and accounting fees related to ongoing litigation and a possible reorganization of the Partnership.

   HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest income increased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to higher cash balances. Other income decreased during both the three and nine month periods ended September 30, 1998 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

Forward-looking Statements

When  used  in this  quarterly  report  on  Form  10-Q,  the  words  "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and its Manager (NorthStar Presidio Management Co., LLC) recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

The manager is in the process of assessing its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the manager is currently in the process of installing a new fully compliant accounting and reporting system. The Manager is also currently reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to insure compliance.

  HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is in the preliminary stages of evaluating these issues and will be developing contingency plans.

   HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998

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


Item 6 - Exhibits and Reports on Form 8-K

                  (a) Exhibits: There were no exhibits filed

                  (b) Reports on Form 8-K:
                      None

   HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1998



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


                                           High Equity Partners L.P. - Series 86


                                           By: Resources Capital Corp.,
                                               Administrative General Partner




  Dated: November 12, 1998                 By:  /S/ Allan Rothschild
                                                --------------------
                                                Allan Rothschild
                                                President
                                                (Duly Authorized Officer)








  Dated: November 12, 1998                 By:  /S/  Lawrence Schachter
                                                -----------------------
                                                Lawrence Schachter
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)