Form 10-K
period 1998-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1999-04-01
CIK 784054

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998


                                       OR

 [   ]    Transition  Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 015753

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                               DELAWARE 13-3314609
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   411  West  Putnam  Avenue,  Greenwich  CT 06830  (Address  of
               principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (203) 862-7444

          Securities registered pursuant to Section 12(b) of the Act:



             None                                     None
     ---------------------         -------------------------------------------
     (Title of each class)         (Name of each exchange on which registered)



          Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A to the Prospectus of the registrant dated April 28, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, is incorporated by reference in Part IV of this Form 10-K.

                                     PART I

Item 1.           Business.
                  ---------
         High Equity Partners L.P. - Series 86 (the "Partnership") is a Delaware limited partnership formed as of November 14, 1985. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. Resources High Equity, Inc., a Delaware corporation, is the Partnership's investment general partner (the "Investment General Partner") and Resources Capital Corp., a Delaware corporation, is the Partnership's administrative general partner (the "Administrative General Partner"). Both the Investment General Partner and the Administrative General Partner are wholly-owned subsidiaries of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"). Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Until November 3, 1994, both the Investment General Partner and the Administrative General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Second Group Partners which withdrew as of that date. (The Investment General Partner, the Administrative General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners.") Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

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

         As of March 15, 1999, the Partnership had invested all of its net proceeds available for investment after establishing a working capital reserve and had acquired the ten properties listed below. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1998, 568 Broadway and Matthews represented 22% and 15% of gross revenues, respectively; in 1997, 568 Broadway and Matthews represented 22% and 15%, respectively; in 1996, 568 Broadway represented 18.8%;

in 1995, 568 Broadway and Matthews Festival represented 17.4% and 16.4%, respectively.

         The Partnership owned the following properties as of March 15, 1999:

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

         Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to
Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 100% leased as of January 1, 1999 compared to 91% at January 1, 1998. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 1999. Capital expenditures during 1998 included an upgrade to the lobby of Building 2 and construction costs associated with leasing the remaining vacant space will be paid in 1999. Additional capital expenditures for 1999 include a refurbishment allowance to SDG&E as provided in tenant's original lease.

         Century Park I competes with other office parks and office buildings in the Kearny Mesa sub-market. New competition in the sub-market includes the redevelopment of the adjacent property into the Cabrillo Technology Center with 141,800 square feet available plus an additional 284,000 square feet planned and redevelopment of the 234 acre former General Dynamics site, now known as New Century Center. Plans for New Century Center call for development of the site with mixed use commercial, industrial, retail and entertainment areas

         (2) 568 Broadway. On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Partnership and HEP-85 acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the Partnership and HEP-85 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, High Equity Partners L.P.
- Series 88 ("HEP-88"), an affiliated public limited partnership sponsored by Integrated. HEP-88 contributed $10,000,000 for a 22.15% interest in the joint venture. HEP-85 and the Partnership each retain a 38.925% interest in the joint venture.

         568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1999 and January 1, 1998. There are no leases which represent at least 10% of the square footage of the property scheduled to expire in 1999.

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

         Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1999 was 96% as it was at January 1, 1998. There are approximately seventy tenants occupying the building. Leasing efforts are focused on consolidating space to create single floor tenants. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1999.

         Repairs to the exterior building facade to include pointing, caulking and waterproofing were completed in 1998 at a cost of $825,000 and replacement of the penthouse roof was postponed until 1999 due to weather.

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

         Commonwealth is located within the western industrial sector of the city of Fullerton. The property is bounded by Artesia Boulevard on the north and Commonwealth Avenue on the South. The Artesia Freeway (State 91) and the Santa Ana Freeway (Interstate 5) are nearby. The area is a mixture of established residential neighborhoods and old and new retail and light industrial buildings. The Fullerton Airport, accommodating small aircraft only, is located one block from the property. Commonwealth is comprised of one 21-year-old building (164,650 square feet) and one 16-year-old building (51,600 square feet), both of which were completely renovated in 1985, and one building of 57,326 square feet that was constructed in 1986. The site consists of approximately 12.4 acres, with parking to accommodate 391 cars. The property was 87% leased as of January 1, 1999 and January 1, 1998. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1999.

         In order to effectively market the vacant 34,000 square foot space, work to separate the electrical service to the space is budgeted for 1999 as are parking lot and roof repairs.

         Commonwealth is subject to primary competition from many industrial parks in north Orange County and southern Los Angeles County, many of which are of more modern design with more efficient loading docks and greater yard space.

         (5) Commerce Plaza I. On April 23, 1987, the Partnership purchased a fee simple interest in Commerce Plaza I located in Richmond, Virginia.

         Commerce Plaza I is located in the Commerce Center Business Park, an office park situated at the intersection of I-64, Glenside Drive and Broad Street in Henrico County, northwest of Richmond, Virginia. This area, referred to as the West End, contains established residential neighborhoods as well as corporate headquarters and many of Richmond's suburban office parks. Commerce Plaza I's building is constructed of steel with red brick facade and insulated bronze tinted glass. It is situated on a site of approximately 4.2 acres, has a net rentable area of approximately 85,000 square feet and provides parking for approximately 300 cars. Commerce Plaza I was 100% leased as of January 1, 1999, compared to 83% as of January 1, 1998.

         Capital expenditures to refurbish the common areas of the building are budgeted for 1999 and waterproofing of the north and west sides of the building was completed in 1998.

         Office space in The West End of Richmond, Virginia, is in direct competition with Commerce Plaza I. New space continues to be built in the nearby Innisbrook section; much of it speculative, which should make the supply side of the market more competitive when it is completed.

         (6) Melrose Crossing. On January 5, 1988, the Partnership purchased a fee simple interest in Melrose Crossing, a neighborhood shopping center located in Melrose Park, Illinois. Completed in January 1987, Melrose Crossing contains 138,355 square feet of rentable space in addition to 88,000 square feet which is leased to Venture department store (which is owned by a third party). This store anchors both Melrose Crossing and Phase II of Melrose Crossing Shopping Center which is to the north of Melrose Crossing and is owned by HEP-88. It is situated on approximately 11.6 acres and has parking space for 1,150 cars. As of January 1, 1999, the shopping center was 35% leased, compared to 33% at January 1, 1998. There are no leases which represent 10% of the square footage of the center that are scheduled to expire during 1999.

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

         (7) Matthews Township Festival. On February 23, 1988, the Partnership purchased a fee simple interest in Matthews Township Festival (" Matthews Festival"), a community shopping center in suburban Charlotte, North Carolina in the town of Matthews. Completed in November 1987, Matthews Festival contains 127,388 square feet of rentable space. During 1990 the A&P anchor store closed and the center has suffered a lower level of consumer traffic, sales and occupancy as a result. A&P remains obligated pursuant to the terms of its lease until 2007 and continues to pay rent. As of January 1, 1999, the center was 93% leased as compared to 94% as of January 1, 1998. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1999.

         Matthews Festival is part of a larger overall retail complex containing approximately 55 acres and zoned for 550,000 square feet of retail space. During 1996, construction of Phase II of the overall complex and a concept restaurant on an outparcel in front of the center were completed by the original developer. New retailers include Harris Teeter, Stein Mart, The Home Depot and Hollywood Video and an additional 25,000 square feet of small shop space which is 100% leased. In addition, Matthews Corners, an 180,000 square foot center opened across Independence Boulevard and includes Hannaford Food and Drug, Marshall's, Linens' n Things. The closing of MJ Designs and Best Products in neighboring centers provides additional competition for 40,000 square foot replacement tenants in the market.

         (8) Sutton Square Shopping Center. On April 15, 1988, the Partnership purchased a fee simple interest in Sutton Square Shopping Center ("Sutton Square"), located in Raleigh, North Carolina. Sutton Square is a 101,965 square foot neighborhood shopping center located on a 10 acre site in North Raleigh. Construction was completed in phases in 1984-85 and 1986-87. Anchor tenants, Harris Teeter and Eckerd, comprise 44% of the leasable space. Sutton Square was 100% leased as of January 1, 1999 compared to 98% at January 1, 1998. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1999. There are no significant capital expenditures budgeted for 1999.

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

         The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1999 and 1998, the Orange and Grove City buildings were each 100% leased to a single tenant. In 1998 Simmons Company renewed for one year in the Grove City facility and a five year renewal with expansion option during the initial two years of the renewal term should be finalized during the second quarter of 1999.

         As of January 1, 1999, the Hilliard property was 100% vacant compared to 74% leased on January 1, 1998. Needed parking lot repairs were completed in 1998 and the property is being actively marketed. The property's location away from Interstate access is a deterrent to releasing.

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

Write-downs for Impairment
--------------------------

         See Note 4 to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of write-downs for impairment.

Competition
-----------

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


Employees
---------

         Services are performed for the Partnership at the properties by on-site personnel. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Investment and Administrative General Partners and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for Century Park I, Seattle Tower, Commonwealth Industrial Park, Commerce Plaza I, Melrose Crossing, Matthews Festival, 568 Broadway, and Sutton Square subcontracts certain management and leasing functions to unaffiliated third parties. The TMR Warehouses are currently directly managed by Resources Supervisory.

         The Partnership does not have any employees. NorthStar Presidio Management Company, LLC performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Item 2.            Properties.
                   -----------

         A description of the Partnership's properties is contained in Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceedings.
                  ------------------

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

                  In May 1993, limited partners in the Partnership commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in the Partnership, Integrated Resources High Equity Partners, Series 85 and High Equity Partners L.P. - Series 88 (collectively, the "HEP Partnerships").

                  In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code
Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships collectively, "HEP General Partners" caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

                  In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair, and, in early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

                  In July 1997, the plaintiffs filed an amended complaint, which generally asserts the same claims as the earlier Consolidated Complaint but contains more detailed factual assertions and eliminates some claims they had previously asserted. The HEP General Partners challenged the amended complaint on legal grounds and filed demurrers and a motion to strike. In October 1997, the Court granted substantial portions of the HEP General Partners' motions. Thereafter, the HEP General Partners served answers denying the allegations and asserting numerous defenses.

                  In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

         In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee struture; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REITs or other publicly traded entities. A hearing to consider whether the Court should give final approval to the Settlement
Stipulation is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled. The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action.

              The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.




Item 4.            Submission of Matters to
                   a Vote of Security Holders
                   --------------------------

         No matters  were  submitted  to a vote of security  holders  during the
fourth   quarter  of  the  fiscal  year  covered  by  this  report  through  the solicitation of proxies or otherwise.

                                     PART II

Item 5.            Market for the Registrant's Securities and
                   Related Security Holder Matters
                   ------------------------------------------

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

         As of March 15, 1999, there were 10,966 holders of Units of the Partnership, owning an aggregate of 588,010 Units (including Units held by the initial limited partner).

         Distributions per Unit of the Partnership for periods during 1997 and 1998 were as follows:



                  Distributions for the                   Amount of Distribution
                  Quarter Ended                           Per Unit
                  -------------                           ----------------------
                  March 31, 1997                                  $ .77
                  June 30, 1997                                   $ .96
                  September 30, 1997                              $1.15
                  December 31, 1997                               $1.15
                  March 31, 1998                                  $1.15
                  June 30, 1998                                   $1.15
                  September 30, 1998                              $1.15
                  December 31, 1998                               $1.15

         The source of distributions and capital improvements in 1997 and in 1998 was cash flow from operations . All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

         From July 1996 through March 12, 1998, Millennium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners.

         In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement

         Subsequent to the expiration of the tender offer described above, Millennium Funding III Corp. purchased 13,206 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 12.7% of the outstanding limited partnership units of the Partnership.

Item 6.            Selected Financial Data.
                   ------------------------

                                                                For the Year Ended December 31
                               -----------------------------------------------------------------------------------------------------
                                    1998             1997                     1996               1995                  1994
                               ------------     ------------             ------------      -------------          ------------
Revenue ...................     $ 11,390,709     $ 12,199,975   (3)       $ 11,748,459      $  10,452,432          $ 10,233,925
Net Income (Loss) .........        3,100,160        2,845,625   (3)          2,244,520        (22,084,905)  (2)         936,307  (1)
Net Income (Loss) per Unit.             5.01             4.60                     3.63             (35.68)  (2)            1.51  (1)
Distribution Per Unit4(4)..             4.60             4.03                     2.48               2.48                  2.45
Total Assets ..............       61,837,211       61,919,546              61,979,385          60,266,933            83,682,263

---------------
(1) Net income for the year ended December 31, 1994 includes a write-down for the impairment of Commonwealth of $600,000, or $.97 per Unit.

(2) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Century Park I, Seattle Tower, 230 East Ohio Street, Commonwealth, Commerce Plaza I, Melrose Crossing and Matthews Festival in the aggregate amount of $23,769,050, or $38.40 per Unit.

(3) Revenues and Net Income for the year ended December 31, 1997 include a $950,691 gain, or $1.54 per Unit, from the sale of 230 East Ohio.

(4) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

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

         The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1998 all capital expenditures and distributions were funded from cash flows. As of December 31, 1998, total remaining working capital reserves amounted to approximately $5,742,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs If the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

         During the year ended December 31, 1998, cash and cash equivalents increased $391,464 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $4,261,619 for the year ended December 31, 1998. The Partnership used $1,022,951 for capital expenditures related to capital and tenant improvements to the properties and $2,847,204 for distributions to partners during 1998.

         The following table sets forth, for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs
          -------------------------------------------------------------

                                     1998              1997              1996
                                  ----------        ----------        ----------
Century Park I ...........        $   89,729        $  506,704        $   28,010
568 Broadway .............           293,021            84,805           233,376
Seattle Tower ............           490,322            78,754           352,522
Commonwealth .............           128,526            41,003           227,741
Commerce Plaza  I ........            90,857           220,935            76,803
Melrose Crossing .........            69,338            84,202            45,628
Matthews Festival ........            69,666           133,029            24,586
Sutton Square ............           110,775            52,625           106,766
230 East Ohio(a) .........                 0            22,707            37,983
TMR Warehouses ...........             6,043             3,620             3,951
 Melrose Out Parcel ......                 0                 0                 0
                                  ----------        ----------        ----------
Totals ...................        $1,348,277        $1,228,384        $1,137,366
                                  ==========        ==========        ==========

(a)      Property sold in 1997

         The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs in 1999 which are expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market
------------------

         The real estate market has begun to recover (for selected markets and property types) from the effects of the substantial decline in the market value of existing properties. However, market values have been slow to recover, and high vacancy rates continue to exist in some areas. Technological changes are also occurring which may reduce the office space needs of many users. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

Impairment of Assets
--------------------

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

         All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment write-downs in prior years. Improvements in the real estate market and in the properties' operations resulted in no write-downs for impairment being needed in 1998, 1997 or 1996.

         The following table represents the write-downs for impairment recorded on certain of the Partnership's properties:


 Property
 --------

Century Park I                                                  $11,700,000
568 Broadway                                                     10,821,150
Seattle Tower                                                     6,050,000
Commonwealth                                                      5,800,000
Commerce Plaza I                                                  2,700,000
Melrose Crossing                                                 12,100,000
Matthews Festival                                                 5,300,000
230 East Ohio(a)                                                  8,800,000
                                                                -----------
                                                                $63,271,150
                                                                ===========


(a) Property sold in 1997.


Results Of Operations
---------------------

  1998 vs. 1997
  -------------

         The Partnership experienced an increase in net income for the year ended December 31, 1998 compared to 1997 primarily due to higher rental revenues, lower costs and expenses and higher interest income in 1998. These increases to net income were partially offset by lower other income and the fact that no gain on sale of property was recorded in 1998.

         Rental revenues increased during the year ended December 31, 1998 due to an increase in rental revenue at Century Park due to higher occupancy rates in 1998 and at Commonwealth due to higher rental rates in place during 1998 as compared to 1997. These increases were partially offset by the decrease in revenues resulting from the sale of the 230 East Ohio property in October 1997.

         Costs and expenses  decreased  during the year ended  December 31, 1998 compared to 1997, due to decreases operating expenses, partnership asset management fee, and administrative expenses, partially offset by increases in depreciation and property management fees. Operating expenses decreased during the year ended December 31, 1998 due primarily to lower real estate taxes and repairs and maintenance costs resulting from the sale of the 230 East Ohio property in 1997. Administrative expenses for the year ended December 31, 1998 decreased compared to 1997 due to lower legal and accounting fees related to the ongoing litigation and possible reorganization of the Partnership. The Partnership's asset management fee decreased during 1998 because of reduced assets under management due to the sale of 230 East Ohio in the prior year. Depreciation increased due to higher depreciation recorded on certain capitalized tenant improvements and property management fees were higher in 1998 due to higher revenues, as previously discussed.

         Interest income increased during the year ended December 31, 1998 as compared to 1997 due to higher invested cash balances. Other income decreased during the year ended December 31, 1998 compared to 1997 due to fewer investor transfers in 1998.

1997 vs. 1996
-------------

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

Legal Proceedings
-----------------

         The Partnership is a party to certain litigation. See Item 3 and Note 7 to the Partnership's financial statements for a description thereof.

Year 2000 Compliance
--------------------

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

Forward-looking Statements
--------------------------

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

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------
                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    I N D E X

                                                                    Page
                                                                   Number
                                                                   ------

Independent Auditors' Report................................         22

Financial statements, years ended
         December 31, 1998, 1997 and 1996

Balance Sheets .............................................         23
Statements of Operations....................................         24
Statements of Partners' Equity..............................         25
Statements of Cash Flows....................................         26
Notes to Financial Statements...............................         27

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 86

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 86 (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 86 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
March 17, 1999
New York, NY

                             HIGH EQUITY PARTNERS L.P. - SERIES 86

                                         BALANCE SHEETS

                                                                           December 31,
                                                                   ---------------------------
                                                                      1998             1997
                                                                   -----------     -----------
ASSETS

Real estate ..................................................     $47,232,184     $48,015,174
Cash and cash equivalents ....................................      10,220,165       9,828,701
Other assets .................................................       4,141,622       3,827,957
Receivables ..................................................         243,240         247,714
                                                                   -----------     -----------

TOTAL ASSETS .................................................     $61,837,211     $61,919,546
                                                                   ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ........................     $ 1,902,806     $ 2,018,260
Due to affiliates ............................................         479,206         699,043
Distributions payable ........................................         711,801         711,801
                                                                   -----------     -----------
     Total liabilities .......................................       3,093,813       3,429,104
                                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners' equity (588,010 units issued and outstanding)     55,805,281      55,564,973
General partners' equity .....................................       2,938,117       2,925,469
                                                                   -----------     -----------
      Total partners' equity .................................      58,743,398      58,490,442
                                                                    -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY .......................     $61,837,211     $61,919,546
                                                                   ===========     ===========

                        See notes to financial statements

                                       HIGH EQUITY PARTNERS L.P. - SERIES 86

                                              STATEMENTS OF OPERATIONS


                                                                             For the years ended December 31,
                                                                       -------------------------------------------
                                                                           1998           1997            1996
                                                                       -----------     -----------     -----------
Rental Revenue ..................................................      $11,390,709     $11,249,284     $11,748,459
                                                                       -----------     -----------     -----------
Costs and Expenses:
            Operating expenses ..................................       4,065,020       4,800,538       4,632,225
            Depreciation and amortization .......................       2,102,684       1,974,299       1,941,202
            Partnership asset management fee ....................       1,285,432       1,376,011       1,406,204
            Administrative expenses .............................         902,824       1,248,054       1,414,940
            Property management fee .............................         427,126         416,429         435,467
                                                                      -----------     -----------     -----------
                                                                        8,783,086       9,815,331       9,830,038
                                                                      -----------     -----------     -----------

Income before gain on sale of property, interest and other income       2,607,623       1,433,953       1,918,421

        Gain on sale of property ................................            --           950,691            --
         Interest income ........................................         458,990         374,716         245,027
         Other income ...........................................          33,547          86,265          81,072
                                                                      -----------     -----------     -----------

Net Income ......................................................     $ 3,100,160     $ 2,845,625     $ 2,244,520
                                                                      ===========     ===========     ===========

Net income attributable to:

        Limited partners ........................................     $ 2,945,152     $ 2,703,344     $ 2,132,294

         General partners .......................................         155,008         142,281         112,226
                                                                      -----------     -----------     -----------

Net income ......................................................     $ 3,100,160     $ 2,845,625     $ 2,244,520
                                                                      ===========     ===========     ===========

Net income per unit of limited partnership
     Interest (588,010 units outstanding) .......................     $      5.01     $      4.60     $      3.63
                                                                      ===========     ===========     ===========

                        See notes to financial statements

                           HIGH EQUITY PARTNERS L.P. - SERIES 86

                              STATEMENTS OF PARTNERS' EQUITY


                                           General            Limited
                                           Partners           Partners
                                           Equity             Equity             Total
                                         ------------      ------------      ------------
Balance, January 1, 1996 ...........     $  2,872,435      $ 54,557,278      $ 57,429,713

Net Income .........................          112,226         2,132,294         2,244,520

Distributions as return of capital .
($2.48 per limited partnership unit)          (76,752)       (1,458,264)       (1,535,016)
                                         ------------      ------------      ------------

Balance, December 31, 1996 .........        2,907,909        55,231,308        58,139,217

Net Income .........................          142,281         2,703,344         2,845,625

Distributions as return of capital .
($4.03 per limited partnership unit)         (124,721)       (2,369,679)       (2,494,400)
                                         ------------      ------------      ------------

Balance, December 31, 1997 .........        2,925,469        55,564,973        58,490,442

Net Income .........................          155,008         2,945,152         3,100,160

Distribution as a return of capital
($4.60 per limited partnership unit)         (142,360)       (2,704,844)       (2,847,204)
                                          ------------      ------------      ------------

Balance, December 31, 1998 .........     $  2,938,117      $ 55,805,281      $ 58,743,398
                                         ============      ============      ============

                        See notes to financial statements

                                    HIGH EQUITY PARTNERS L.P. - SERIES 86

                                           STATEMENTS OF CASH FLOWS
                                                                   For the years Ended December 31,
                                                           -------------------------------------------------
                                                               1998              1997             1996
                                                           ------------      -------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income ............................................     $  3,100,160      $  2,845,625      $  2,244,520
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization ....................        2,102,684         1,974,299         1,941,202
     Straight line adjustment for stepped lease rentals         (100,163)         (103,605)         (164,035)
     Gain on sale of real estate ......................             --            (950,691)             --

Changes in asset and liabilities:
     Accounts payable and accrued expenses ............         (115,454)         (112,941)          167,830
     Receivables ......................................            4,474            52,736           297,494
     Due to affiliates ................................         (219,837)         (626,170)          835,118
     Other assets .....................................         (510,245)          135,436          (442,360)
                                                            ------------      ------------      ------------
Net cash provided by operating activities .............        4,261,619         3,214,689         4,879,769
                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of real estate ................             --           2,326,377              --
     Improvements to real estate ......................       (1,022,951)         (955,591)         (687,199)
                                                            ------------      ------------      ------------
Net cash (used in) provided by investing activities ...       (1,022,951)        1,370,786          (687,199)
                                                            ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners ........................       (2,847,204)       (2,166,352)       (1,535,016)
                                                            ------------      ------------      ------------

Increase in Cash and Cash Equivalents .................          391,464         2,419,123         2,657,554

Cash and Cash Equivalents, Beginning of Year ..........        9,828,701         7,409,578         4,752,024
                                                            ------------      ------------      ------------

Cash and Cash Equivalents, End of Year ................     $ 10,220,165      $  9,828,701      $  7,409,578
                                                            ============      ============      ============

                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


1.                ORGANIZATION
                  ------------

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

 2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Financial statements
                  --------------------

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

                  Reclassifications
                  -----------------

                  Certain reclassifications have been made to the financial statements for the prior years in order to conform to the current year's classifications.

                  Cash and cash equivalents
                  -------------------------

                  For purposes of the balance sheets and statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less from the date of issuance to be cash equivalents.

                     HIGH EQUITY PARTNERS L.P. - SERIES 86
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


 2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Leases
                  ------

                  The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where the revenue from the lease is averaged over the life of the lease.

                  Depreciation
                  ------------

                  Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any. Tenant improvements are amortized over the applicable lease term.

                  Investments in joint ventures
                  -----------------------------

                  For properties purchased in joint venture ownership with affiliated partnerships, the financial statements present the assets, liabilities, income and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

                  Impairment of Assets
                  --------------------

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

                     HIGH EQUITY PARTNERS L.P. - SERIES 86
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

                  Income taxes
                  ------------

                  No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

                  Net income (loss) and distributions per unit of limited partnership interest
                  --------------------------------------------------------------

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (588,010), for each of the years ended December 31, 1998, 1997 and 1996.

                  Comprehensive Income
                  --------------------

                  Because the Partnership has no items of other comprehensive income, the Partnership's net income and comprehensive net income are the same for all periods presented.

                     HIGH EQUITY PARTNERS L.P. - SERIES 86
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Recently Issued Accounting Pronouncements
                  -----------------------------------------

                  In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
                  Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and will be effective for the Partnership in January of 2000. Because the Partnership does not currently utilize derivatives or engage in hedging activities, management does not believe that implementation of this standard will have a material effect on the Partnership's financial statements.

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  -----------------------------------------------------------

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

                  Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the year ended December 31, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $102,025.

                     HIGH EQUITY PARTNERS L.P. - SERIES 86
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  (CONTINUED)
                  -----------------------------------------------------------

                  The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the years ended December 31, 1998, 1997 and 1996, Resources Supervisory was entitled to receive $427,126, $416,428 and $435,467, in total, respectively, of which $278,204, $287,466, and $254,005, was paid to unaffiliated management companies.

                  For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year.

                  For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive a partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1998, 1997 and 1996, the Administrative General Partner earned $1,285,432, $1,376,011, and $1,406,204, respectively.

                  The General Partners are allocated 5% of the net income of the Partnership which amounted to $155,008, $142,281, and $112,226, in 1998, 1997 and 1996, respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $142,360, $124,721, and $76,752, in 1998,
                  1997 and 1996, respectively.

                  During the liquidation stage of the Partnership, the Investment General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments. All fees received by the General Partners are subject to certain limitations as set forth in the Partnership Agreement

                  From July 1996 through March 12, 1998, Millennium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  (CONTINUED)
                  --------------------------------------------------------------

                  In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

                  Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased 13,206 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 12.7% of the outstanding limited partnership units of the Partnership.


4.                REAL ESTATE
                  -----------

                  The Partnership recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 1998, 1997 or 1996. The following table summarizes the write-downs recorded on the properties:


                             Property
                             --------

                            Century Park I                          $11,700,000
                            568 Broadway                             10,821,150
                            Seattle Tower                             6,050,000
                            Commonwealth                              5,800,000
                            Commerce Plaza I                          2,700,000
                            Melrose Crossing                         12,100,000
                            Matthews Festival                         5,300,000
                            230 East Ohio(a)                          8,800,000
                                                                    -----------
                                                                    $63,271,150
                                                                    ===========

(a) Sold in 1997

                    HIGH EQUITY PARTNERS L.P. - SERIES 86
                    -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.                REAL ESTATE (CONTINUED)
                  -----------------------

                  The following table is a summary of the Partnership's real estate as of:


                                                          December 31,
                                               --------------------------------
                                                    1998                1997
                                               ------------        ------------
Land ...................................       $ 11,669,652        $ 11,669,652

Buildings and improvements .............         57,791,035          56,768,084
                                               ------------        ------------
                                                 69,460,687          68,437,736

Less:  Accumulated depreciation ........        (22,228,503)        (20,422,562)
                                               ------------        ------------

                                               $ 47,232,184        $ 48,015,174
                                               ============        ============

                  During 1998, revenues from the 568 Broadway and Matthews properties represented 22% and 15% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues in 1998.

                  The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

               1999            2000            2001            2002            2003        Thereafter          Total
          ----------      -----------     -----------     -----------     -----------     -----------     ------------
Total     $ 9,146,000     $ 8,648,000     $ 7,589,000     $ 6,613,000     $ 5,429,000     $12,599,000     $50,024,000
          ===========     ===========     ===========     ===========     ===========     ===========     ===========

5.               DISTRIBUTIONS PAYABLE
                 ---------------------

                                                   December 31,
                                               ---------------------
                                                 1998         1997
                                               --------     --------
Limited Partners ($1.15 per unit) ........     $676,211     $676,211
General Partners .........................       35,590       35,590
                                               --------     --------
                                               $711,801     $711,801
                                               ========     ========

                  Such distributions were paid in the subsequent quarters

                   HIGH EQUITY PARTNERS L.P. - SERIES 86
                   -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

6.                DUE TO AFFILIATES
                  -----------------

                                                                       December 31,
                                                                  --------------------
                                                                    1998         1997
                                                                  --------     --------
Partnership asset management fee ............................     $321,358     $321,358
Reorganization and litigation cost reimbursement (Note 7) ...         --        234,000
Property management fee .....................................      107,848       93,685
Non-accountable expense reimbursement .......................       50,000       50,000
                                                                  --------     --------
                                                                  $479,206     $699,043
                                                                  ========     ========

                   Such amounts were  paid in the subsequent quarters


7.                COMMITMENTS AND CONTINGENCIES
                  -----------------------------

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

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived

                   HIGH EQUITY PARTNERS L.P. - SERIES 86
                   -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

                  plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the excavation of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of the property. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

                  In May 1993, limited partners in the Partnership commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in the Partnership, Integrated Resources High Equity Partners, Series 85 and High Equity Partners L.P. - Series 88 (collectively, the "HEP Partnerships").

                   HIGH EQUITY PARTNERS L.P. - SERIES 86
                   -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

                  In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships collectively, "HEP General Partners" caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

                   HIGH EQUITY PARTNERS L.P. - SERIES 86
                   -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

                  In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair, and, in early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

                  In July 1997, the plaintiffs filed an amended complaint, which generally asserts the same claims as the earlier Consolidated Complaint but contains more detailed factual assertions and eliminates some claims they had previously asserted. The HEP General Partners challenged the amended complaint on legal grounds and filed demurrers and a motion to strike. In October 1997, the Court granted substantial portions of the HEP General Partners' motions. Thereafter, the HEP General Partners served answers denying the allegations and asserting numerous defenses.

                  In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

                  In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REITs or other publicly traded entitites. A hearing to consider whether the Court should give final approval to the Settlement Stipulation is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

                   HIGH EQUITY PARTNERS L.P. - SERIES 86
                   -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

                  The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action.

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.

                    HIGH EQUITY PARTNERS L.P. - SERIES 86
                   -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

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

                  A hearing to consider whether the Court should give its final approval to the settlement is scheduled for April 14, 1999. The Memorandum of Understanding is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.


8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING
                  ----------------------------------------------------------

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income per the financial statements to the net taxable income (loss):

                                                                              Years Ended December 31,
                                                                   ---------------------------------------------
                                                                       1998             1997              1996
                                                                   -----------      -----------      -----------
Net income per financial statements ..........................     $ 3,100,160      $ 2,845,625      $ 2,244,520

Difference in gain/loss from sale of 230 East Ohio ...........            --         (7,675,270)            --

Tax depreciation in excess of financial statement depreciation      (1,409,719)      (1,800,699)      (1,820,559)
                                                                   -----------      -----------      -----------

Net taxable income (loss) ....................................     $ 1,690,441      $(6,630,344)     $   423,961
                                                                   ===========      ===========      ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (Continued)
                  ---------------------------------------------------------

                  The   differences   between  the   Partnership's   assets  and
                  liabilities for tax purposes and financial reporting purposes are as follows:

Net assets per financial statements ......................................     $  58,743,398

Write-down for impairment ................................................        54,471,150

Tax depreciation in excess of financial statement depreciation ...........       (12,846,834)

Gain on admission of joint venture partner not recognized for tax purposes          (454,206)

Organization costs not charged to partner's equity for tax purposes ......         4,410,000
                                                                               -------------

Net assets per tax reporting .............................................     $ 104,323,508
                                                                               =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                   -------------------------------------------------
                   None

                                    PART III


Item 10.           Directors and Executive Officers of the Registrant
                   --------------------------------------------------

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

                  As of March 1, 1999 the names and ages of, as well as the positions held by, the officers and directors of the Managing and Associate General Partners were as follows:

       Name                      Age                    Position Held                                               Has served as a
                                                                                                                    Director and/or
                                                                                                                     Officer of the
                                                                                                                        Managing
                                                                                                                     General Partner
                                                                                                                          since
------------------------------------------------------------------------------------------------------------------------------------
 W. Edward Scheetz               34               Director                                                           November 1997
 David Hamamoto                  39               Director                                                           November 1997
 Dallas E. Lucas                 36               Director                                                           August 1998
 David King                      36               Executive Vice President and Assistant Treasurer, Director         November 1997
 Lawrence R. Schachter           42               Senior Vice President and Chief Financial Officer                  January 1998
 J. Peter Paganelli              40               Senior Vice President, Secretary and Treasurer                     March 1998
 Allan B. Rothschild             37               President, Director                                                December 1997
 Marc Gordon                     34               Vice President                                                     November 1997
 Charles Humber                  25               Vice President                                                     November 1997
 Adam Anhang                     25               Vice President                                                     November 1997
 Gregory Peck                    24               Assistant Secretary                                                November 1997

----------------

                  There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

                  W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

                  David Hamamoto co-founded  NorthStar Capital Partners LLC with
W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

                  Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

                  David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies
(USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

                  Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

                  J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate aompany. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

                  Allan B. Rothschild joined NorthStar Presidio in December 1997 From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

                  Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to That, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

                  Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

                  Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

                  Gregory  Peck joined  NorthStar  Capital  Partners LLC in July
1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

                  Many of the above officers and directors of the Managing General Partner and Associate General Partner are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

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

Item 11.          Executive Compensation
                  ----------------------

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  As of March 1, 1999, an affiliate of the General Partners owned approximately 12.7% of the Units. No directors, officers or partners of the Investment General Partner or Administrative General Partner presently own any Units.

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 15, 1999 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such share-holders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                  Percentage Ownership in PCIC
                                                    and Percentage Beneficial
        Name of Beneficial Owner                      Ownership in Presidio
        ------------------------                      ---------------------

      Five Percent Holders:
      NorthStar Presidio Capital Holding Corp.(1)               71.93%
      AG Presidio Investors, LLC (2)                            14.12%
      DK Presidio Investors, LLC (3)                             8.45%
      Stonehill Partners, L.P. (4)                               5.50%

                  The holdings of the directors and executive officers of Presidio are as follows:

      Directors and Officers:
      -----------------------

      Adam Anhang (5)                                                 0%
      Marc Gordon (5)                                                 0%
      David Hamamoto (5)                                            71.93%
      Charles Humber (5)                                              0%
      David King (5)                                                  0%
      Gregory Peck (5)                                                0%
      Dallas Lucas (5)                                                0%
      Allan Rothschild (5)                                            0%
      J. Peter Paganelli (5)                                          0%
      Lawrence Schachter (5)                                          0%
      W. Edward Scheetz (5)                                         71.93%

      Directors and Officers as a group:                            71.93%
      ----------------------------------

(1) NorthStar Presidio Capital Holding Corp. ("NS Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022. NS Presidio has three shareholders: (1) NorthStar Partnership L.P., a Delaware limited partnership whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022, holds 99% of the common stock (non-voting); (II) David T. Hamamoto holds 0.5& of the common stock (voting); and (III) W. Edward Scheetz holds 0.5% of the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4) Includes shares of PCIC beneficially owned by Stonehill Offshore Partners Limited and Stonehill Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The Business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1998, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                                                  Compensation from
Name of Recipient                                   Capacity in Which Served                        the Partnership
-----------------                                   ------------------------                        ---------------
Resources High Equity Inc.                          Investment General Partner                            $2,848 (1)

Resources Capital Corp.                             Administrative General Partner                    $1,622,096 (2)

Presidio AGP Corp.                                  Associate General Partner                             $2,848 (3)

Resources Supervisory Management Corp.              Affiliated Property Manager                         $148,922 (4)

(1) This amount represents the Investment General Partner's share of distributions of cash from operations. Furthermore, under the Partnership's Limited Partnership Agreement, 0.1% of the net income and net loss of the Partnership is allocated to the Investment General Partner. Pursuant thereto, for the year ended December 31, 1998, $1,685 of the Partnership's taxable income was allocated to the Investment General Partner.

(2) Of this amount, $136,664 represents the Administrative General Partner's share of distributions of cash from operations, $200,000 represents payment for expenses of the Administrative General Partner based upon the total number of Units outstanding, and $1,285,432 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement 4.8% of the net income and net loss of the Partnership is allocated to the Administrative General Partner. Pursuant thereto, for the year ended December 31, 1998, $80,887 of the Partnership's taxable income was allocated to the Administrative General Partner.

(3) This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1998, $1,685 of the Partnership's taxable income was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement (the Associate General Partner is entitled to receive .1% of the Partnership's net income or net loss).

(4) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources
               Supervisory was $427,126, of which $278,204 was paid to unaffiliated management companies.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.
              ---------------------------------------------

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

(b)           Reports on Form 8-K:

               The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

              None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)
                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                             ADDITIONAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                      INDEX
                                                                          Page
                                                                         number
                                                                         ------

     Additional  financial   information  furnished  pursuant  to  the
     requirements of Form 10-K:

     Schedules - December 31, 1998, 1997 and 1996 and years then ended, as required:




         Schedule III -Real estate and accumulated depreciation            S-1

                             - Notes to Schedule III - Real estate
                               and accumulated depreciation                S-2



               All  other   schedules   have  been  omitted   because  they  are
inapplicable, not required, or the information is included in the financial statements or notes thereto.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused This report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HIGH EQUITY PARTNERS, L.P.-SERIES 86

                                           By:  RESOURCES CAPITAL CORP.
                                                Administrative General Partner



Dated: March 29, 1999                      By:  /s/ Allan Rothschild
                                                --------------------
                                                Allan Rothschild
                                                President and Director
                                                (Principal Executive Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 29, 1999        By:  /s/ Allan Rothschild
                                  --------------------
                                  Allan Rothschild
                                  President and Director
                                  (Principal Executive Officer)



Dated: March 29, 1999        By:  /s/ Lawrence Schachter
                                  ----------------------
                                  Lawrence Schachter
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



Dated: March 29, 1999        By:  /s/ Dallas Lucas
                                  ----------------
                                  Dallas Lucas
                                  Director


Dated: March 29, 1999        By:  /s/ David King
                                  --------------
                                  David King
                                  Director and Executive Vice President

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998

                                                                                                Initial Cost
                                                                                     ------------------------------
                                                                                                        Buildings
                                                                                                          And
       Description                                                  Encumbrances          Land        Improvements
       -----------                                                  ------------          ----        ------------
RETAIL:

Melrose Crossing Shopping Center .........     Melrose Park, IL     $       --       $  2,002,532     $ 12,721,968

Matthews Township Festival Shopping Center     Matthews, NC                 --          2,973,646       12,571,750

Sutton Square Shopping Center ............     Raleigh, NC                  --          2,437,500       10,062,500
                                                                    ----------       ------------     ------------
                                                                            --          7,413,678       35,356,218
                                                                    ----------       ------------     ------------

OFFICE:

Commerce Plaza Office Building ...........     Richmond, VA                 --            733,279        7,093,435

Century Park I Office Complex ............     Kearny Mesa, CA              --          3,122,064       12,717,936

568 Broadway Office Building .............     New York, NY                 --          2,318,801        9,821,517

Seattle Tower  Office Building ...........     Seattle, WA                  --          2,163,253        5,030,803
                                                                    ----------       ------------     ------------
                                                                            --          8,337,397       34,663,691
                                                                    ----------       ------------     ------------

INDUSTRIAL:

Commonwealth Industrial Park .............     Fullerton, CA                --          3,749,700        7,125,300

TMR Warehouses ...........................     Various, OH                  --            369,215        5,363,935

Melrose (Lot #7) .........................     Melrose Park, IL             --            450,000               --
                                                                    ----------       ------------     ------------
                                                                                        4,568,915       12,489,235
                                                                    ----------       ------------     ------------

                                                                    $       --       $ 20,319,990     $ 82,509,144
                                                                    ==========       =============    ============

                                                                                       Costs                  Reductions
                                                                                    Capitalized                Recorded
                                                                                   Subsequent to            Subsequent to
                                                                                     Acquisition             Acquisition
                                                                           ------------------------------  -------------
                                                                           Improvement     Carrying Costs    Write Downs
                                                                          ------------    ------------     ------------
RETAIL:

Melrose Crossing Shopping Center .........     Melrose Park, IL           $    828,834    $  1,064,777     $(12,100,000)

Matthews Township Festival Shopping Center     Matthews, NC                    368,892       1,581,384       (5,300,000)

Sutton Square Shopping Center ............     Raleigh, NC                     291,438       1,025,898             --
                                                                          ------------    ------------     ------------
                                                                             1,489,164       3,672,059     $(17,400,000)
                                                                          ------------    ------------     ------------

OFFICE:

Commerce Plaza Office Building ...........     Richmond, VA                  1,754,092         468,324       (2,700,000)

Century Park I Office Complex ............     Kearny Mesa, CA               1,966,127       1,203,130      (11,700,000)

568 Broadway Office Building .............     New York, NY                  5,106,279       1,220,484      (10,821,150)

Seattle Tower  Office Building ...........     Seattle, WA                   2,124,134         486,969       (6,050,000)
                                                                          ------------    ------------     ------------
                                                                            10,950,632       3,378,907      (31,271,150)
                                                                          ------------    ------------     ------------

INDUSTRIAL:

Commonwealth Industrial Park .............     Fullerton, CA                   342,761         767,573       (5,800,000)

TMR Warehouses ...........................     Various, OH                      29,326         435,653               --

Melrose (Lot #7) .........................     Melrose Park, IL                     --          36,628               --
                                                                          ------------    ------------     ------------
                                                                               372,087       1,239,854       (5,800,000)
                                                                          ------------    ------------     ------------
                                                                          $ 12,811,883    $  8,290,820     $(54,471,150)
                                                                          ============    ============     ============


                                                                                 Gross Amount at Which
                                                                               Carried at Close of Period
                                                                  ------------------------------------------------      Accumulated
                                                                                  Buildings and                         Accumulated
                                                                       Land       Improvements           Total          Depreciation
                                                                  ------------    ------------        ------------     ------------
RETAIL:

Melrose Crossing Shopping Center .........     Melrose Park, IL   $    569,462    $  3,948,649        $  4,518,111     $  2,753,147

Matthews Township Festival Shopping Center     Matthews, NC          2,249,562       9,946,110          12,195,672        3,552,445

Sutton Square Shopping Center ............     Raleigh, NC           2,637,550      11,179,786          13,817,336        3,115,944
                                                                  ------------    ------------        ------------     ------------
                                                                     5,456,574      25,074,545          30,531,119        9,421,536
                                                                  ------------    ------------        ------------     ------------

OFFICE:

Commerce Plaza Office Building ...........     Richmond, VA            556,352       6,792,778           7,349,130        2,285,139

Century Park I Office Complex ............     Kearny Mesa, CA       1,092,744       6,216,513           7,309,257        3,046,013

568 Broadway Office Building .............     New York, NY            922,338       6,723,593           7,645,931        2,792,955

Seattle Tower  Office Building ...........     Seattle, WA             724,808       3,030,351           3,755,159        1,406,134
                                                                  ------------    ------------        ------------     ------------
                                                                     3,296,242      22,763,235          26,059,477        9,530,241
                                                                  ------------    ------------        ------------     ------------

INDUSTRIAL:

Commonwealth Industrial Park .............     Fullerton, CA         2,032,937       4,152,397           6,185,334        1,788,776

TMR Warehouses ...........................     Various, OH             397,271       5,800,858           6,198,129        1,487,950

Melrose (Lot #7) .........................     Melrose Park, IL        486,628              --             486,628               --
                                                                  ------------    ------------        ------------     ------------
                                                                     2,916,836       9,935,255          12,870,091        3,276,726
                                                                  ------------    ------------        ------------     ------------

                                                                   $11,669,652    $ 57,791,035        $ 69,460,687     $ 22,228,503
                                                                   ===========    ============        ============     ============

                                                                                       Date
                                                                                     Acquired
                                                                                     --------
RETAIL:

Melrose Crossing Shopping Center .........     Melrose Park, IL                        1988

Matthews Township Festival Shopping Center     Matthews, NC                            1988

Sutton Square Shopping Center ............     Raleigh, NC                             1988


OFFICE:

Commerce Plaza Office Building ...........     Richmond, VA                            1987

Century Park I Office Complex ............     Kearny Mesa, CA                         1986

568 Broadway Office Building .............     New York, NY                            1986

Seattle Tower  Office Building ...........     Seattle, WA                             1986


INDUSTRIAL:

Commonwealth Industrial Park .............     Fullerton, CA                           1987

TMR Warehouses ...........................     Various, OH                             1988

Melrose (Lot #7) .........................     Melrose Park, IL                        1988




Note: The aggregate cost for Federal income tax purposes is $123,931,837 at December 31, 1998

HIGH EQUITY PARTNERS L.P. - SERIES 86
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998



(A)           RECONCILIATION OF REAL ESTATE OWNED:

                                                       December 31,
                                     -----------------------------------------------
                                         1998             1997               1996
                                     ------------     ------------      ------------
BALANCE AT BEGINNING OF YEAR ...     $ 68,437,736     $ 70,478,500      $ 69,791,301

ADDITIONS DURING THE YEAR
     Improvements to Real Estate        1,022,951          955,591           687,199

SUBTRACTIONS DURING THE YEAR
     Sales - Net ...............             --         (2,996,355)             --
                                     ------------     ------------      ------------

BALANCE AT END OF YEAR (1) .....     $ 69,460,687     $ 68,437,736      $ 70,478,500
                                     ============     ============      ============

(1) INCLUDES INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.



(B)           RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                   December 31,
                                 -----------------------------------------------
                                      1998            1997               1996
                                 ------------     ------------      ------------
BALANCE AT BEGINNING OF YEAR     $ 20,422,562     $ 20,076,515      $ 18,464,974

ADDITIONS DURING THE YEAR
     Depreciation Expense(1)        1,805,941        1,652,331         1,611,541

SUBTRACTIONS DURING THE YEAR
     Sales .................             --         (1,306,284)             --
                                 ------------     ------------      ------------

BALANCE AT END OF YEAR .....     $ 22,228,503     $ 20,422,562      $ 20,076,515
                                 ============     ============      ============


(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.