Form 10-Q
period 1999-03-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 1999-05-17
CIK 784054

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999
                                               --------------

                        Commission file number 0-15753
                                               -------

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

                           Yes     X           No
                               ---------          ---------

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                                    INDEX
                                    -----
                                                                       Page No.
                                                                       --------
Part I. Financial Information:

Balance Sheets--March 31, 1999 and December 31, 1998                      3

Statements of Operations--Three Months Ended March 31, 1999
and 1998                                                                  4

Statement of Partners' Equity--Three Months Ended March 31, 1999          5

Statements of Cash Flows--Three Months Ended March 31, 1999
and 1998                                                                  6

Notes to Financial Statements                                        7 - 12

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 13 - 15

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits
and Reports on Form 8-K                                                  16

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                                BALANCE SHEETS
                                --------------

                                                                        March 31, 1999         December 31, 1998
                                                                       -----------------       ------------------
ASSETS
------

Real estate - net                                                      $      46,902,326       $       47,232,184
Cash and cash equivalents                                                     10,825,635               10,220,165
Other assets                                                                   4,128,227                4,141,622
Receivables                                                                      351,016                  243,240
                                                                       -----------------       ------------------

                                                                       $      62,207,204       $       61,837,211
                                                                       =================       ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued expenses                                  $       2,508,407       $        1,902,806
Distributions payable                                                            711,801                  711,801
Due to affiliates                                                                386,039                  479,206
                                                                       -----------------       ------------------

                                                                               3,606,247                3,093,813
                                                                       -----------------       ------------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
     units issued and outstanding)                                            55,669,962               55,805,281
General partners' equity                                                       2,930,995                2,938,117
                                                                       -----------------       ------------------

                                                                              58,600,957               58,743,398
                                                                       -----------------       ------------------


                                                                       $      62,207,204       $       61,837,211
                                                                       =================       ==================

                         See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                         ------------------------------------
                                                                                1999              1998
                                                                         ------------------- ----------------
Rental Revenue                                                              $  3,024,622        $2,793,235
                                                                            ------------        ----------

Costs and Expenses:

     Operating expenses                                                         984,680             941,269
     Depreciation and amortization                                              514,576             487,806
     Partnership asset management fee                                           321,358             321,358
     Administrative expenses                                                    719,186             239,955
     Property management fee                                                     99,331              82,931
                                                                            -----------         -----------
                                                                              2,639,131           2,073,319
                                                                            -----------         -----------

Income before interest and other income                                         385,491             719,916

     Interest income                                                            105,669             100,499

     Other income                                                                78,200               3,750
                                                                            -----------        ------------

Net income                                                                  $   569,360         $   824,165
                                                                            ===========         ===========

Net income attributable to:

     Limited partners                                                       $   540,892         $   782,957

     General partners                                                            28,468              41,208
                                                                           ------------        ------------

Net income                                                                  $   569,360         $   824,165
                                                                            ===========         ===========

Net income per unit of limited
     partnership interest (588,010 units
     outstanding)                                                           $       0.92        $       1.33
                                                                            ============        ============

                        See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                       STATEMENT OF PARTNERS' EQUITY
                       -----------------------------



                                                            General              Limited
                                                            Partners'            Partners'
                                                             Equity               Equity               Total
                                                        ---------------      ----------------     ----------------
Balance, January 1, 1999                                $     2,938,117      $     55,805,281     $     58,743,398

Net income for the three
months ended March 31, 1999                                      28,468               540,892              569,360

Distributions as return of
capital for the three months ended
March 31, 1999 ($1.15 per
limited partnership unit)                                       (35,590)             (676,211)            (711,801)
                                                       -----------------     -----------------    -----------------

Balance, March 31, 1999                                 $     2,930,995      $     55,669,962     $      58,600,957
                                                       ================      ================     =================










                       See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                          STATEMENTS OF CASH FLOWS
                          ------------------------

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                   1999                  1998
                                                                             ----------------     ------------------
Cash Flows From Operating Activities:

     Net income                                                              $        569,360      $         824,165
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                514,576                487,806
         Straight line adjustment for stepped
           lease rentals                                                              (25,041)               (19,455)
     Changes in asset and liabilities:
         Accounts payable and accrued expenses                                        605,601                (37,638)
         Due to affiliates                                                            (93,167)               (79,173)
         Receivables                                                                 (107,776)              (144,751)
         Other assets                                                                 (24,654)              (108,633)
                                                                             -----------------     ------------------

     Net cash provided by operating activities                                      1,438,899                922,321
                                                                             ----------------        ----------------

Cash Flows From Investing Activities:

     Improvements to real estate                                                     (121,628)               (96,082)
                                                                             -----------------     ------------------

Cash Flows From Financing Activities:

     Distributions to partners                                                       (711,801)              (711,801)
                                                                             -----------------     ------------------

Increase in Cash and Cash Equivalents                                                 605,470                114,438

Cash and Cash Equivalents, Beginning of Year                                       10,220,165              9,828,701
                                                                             ----------------      -----------------

Cash and Cash Equivalents, End of Quarter                                    $     10,825,635      $       9,943,139
                                                                             ================      =================



                      See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
1.   GENERAL
     -------

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, 1998.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

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

     Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
     -----------------------------------------------------------

     The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the three months ended March 31, 1999, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $25,500.

     The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended March 31, 1999 and 1998, Resources Supervisory was entitled to receive $99,331 and $82,931, respectively, of which $84,650 and $68,480 was paid to unaffiliated management companies, respectively for property management services and the balance was retained by Resources Supervisory.

     For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner received $50,000 for each of the quarters ended March 31, 1999 and 1998.

     For managing the affairs of the Partnership, the Administrative General Partner is also entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1999 and 1998, the Administrative General Partner received $321,358.

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
     -----------------------------------------------------------------------

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $28,468 and $41,208 for the quarters ended March 31, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $35,590 for each of the quarters ended March 31, 1999 and 1998.

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

     In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

     Subsequent to the expiration of the tender offer described above, Millennium Funding III Corp. purchased an additional 17,471 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millennium Funding III Corp. represents approximately 13.5% of the outstanding limited partnership units of the Partnership.

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
4.   REAL ESTATE
     -----------

     The following table is a summary of the Partnership's real estate as of:

                                                                         March 31, 1999              December 31, 1998
                                                                         --------------              -----------------
     Land                                                               $      11,669,652              $    11,669,652
     Buildings and improvements                                                57,912,663                   57,791,035
                                                                        -----------------              ---------------

                                                                               69,582,315                   69,460,687

     Less:  Accumulated depreciation                                          (22,679,989)                 (22,228,503)
                                                                        ------------------             ---------------

                                                                        $      46,902,326              $    47,232,184
                                                                        =================              ===============


5.   DISTRIBUTIONS PAYABLE
     ---------------------

                                                                         March 31, 1999              December 31, 1998
                                                                         --------------              -----------------

     Limited partners ($1.15 per unit)                                  $         676,211              $      676,211
     General partners                                                              35,590                      35,590
                                                                        -----------------              --------------
                                                                        $         711,801              $      711,801
                                                                        =================              ==============

     Such distributions were paid in the subsequent quarters.

6.   DUE TO AFFILIATES
     -----------------

                                                                         March 31, 1999               December 31, 1998
                                                                         --------------               -----------------

     Partnership asset management fee                                   $         321,358             $       321,358
     Property asset management fee                                                 14,681                     107,848
     Non-accountable expense reimbursement                                         50,000                      50,000
                                                                        -----------------             ---------------
                                                                        $         386,039             $       479,206
                                                                        =================             ===============

     Such amounts were paid in the subsequent quarters.

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

 7.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code
     Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships (collectively, "HEP General Partners") caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------

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

     In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the proposed settlement in its entirety and directed entry of judgement to that effect. The Settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

     The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action. At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships.

     The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through March 31, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------



     Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of March 31, 1999, total working capital reserves amounted to approximately $5,631,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

     During the three months ended March 31, 1999, cash and cash equivalents increased $605,470 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $1,438,899 for the three months ended March 31, 1999. The Partnership used $121,628 for capital expenditures related to capital and tenant improvements to the properties and $711,801 for distributions to partners during the three months ended March 31, 1999.

     The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. The vacancy at Tri-Columbus is currently being marketed to a variety of potential tenants. If and when a replacement tenant is secured, it is likely that capital expenditures will be required to fund tenant improvements and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize its remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

     RESULTS OF OPERATIONS
     ---------------------

     The Partnership experienced a decrease in net income for the three months ended March 31, 1999 compared to the same period in 1998, primarily due to higher costs and expenses, partially offset by increases in rental revenues and higher interest and other income in the current period.

     Rental revenues increased slightly during the three months ended March 31, 1999 due to higher revenues at Seattle Tower and Sutton Square as a result of increases in overall rental rates, partially offset by a decrease in revenues at Tri-Columbus due to the loss of a significant tenant during the latter part of 1998.

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

     Costs and expenses increased during the three months ended March 31, 1999 compared to the same period in 1998 primarily due to higher operating expenses, depreciation, administrative expenses, and property management fees. Operating expenses increased due primarily to higher repairs and maintenance costs at Seattle Tower. The increases in depreciation were due to capital additions during 1998. The increase in administrative expenses for the three months ended March 31, 1999 was due to higher legal fees related to ongoing litigation and a possible reorganization of the Partnership and the increase in property management fees was due to higher revenues, as previously discussed.

     Interest income increased during the three months ended March 31, 1999 as compared to the same period in 1998 due to higher cash balances. Other income increased during the three months ended March 31, 1999 due to a greater number of investor transfers, on which the Partnership earns a transfer fee.

     Inflation is not expected to have a material impact on the Partnership's operations or financial position.

     Legal Proceedings
     -----------------

     The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

     Forward-looking Statements
     --------------------------

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

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

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

     The manager has assessed its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the manager installed a new fully compliant accounting and reporting system in December 1998. Further, the Manager anticipates that the internal computer systems will be fully Year 2000 compliant by the end of the third quarter of 1999. The manager is also currently reviewing other systems and programs of its unaffiliated third party service providers, in order to insure compliance. This process is expected to be completed during the third quarter of 1999.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------


                        -PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed

         (b)      Reports on Form 8-K:
                  None

      HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - MARCH 31, 1999
      ------------------------------------------------------------------

                                  SIGNATURES
                                  ----------

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

                                          High Equity Partners L.P. - Series 86

                                 By:      Resources Capital Corp.,
                                          Administrative General Partner

 Dated: May 12, 1999             By:      /s/ Allan Rothschild
                                          ---------------------
                                          Allan Rothschild
                                          President
                                          (Duly Authorized Officer)

 Dated: May 12, 1999             By:      /s/ Lawrence Schachter
                                          ----------------------
                                          Lawrence Schachter
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)