Form 10-Q
period 1999-06-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1999-08-13
CIK 784054

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      Yes  X               No
                          ___                 ____



--------------------------------------------------------------------------------

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part I. Financial Information:

Balance Sheets--June 30, 1999 and December 31, 1998                          3

Statements of Operations--Three and Six Months Ended
June 30, 1999 and 1998                                                       4

Statement of Partners' Equity-- Six Months Ended June 30, 1999               5

Statements of Cash Flows-- Six Months Ended June 30, 1999
and 1998                                                                     6

Notes to Financial Statements                                           7 - 12

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    13 - 15


Part II. Other Information:

Legal Proceedings, Other Events and Exhibits
and Reports on Form 8-K                                                     16

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------


                                 BALANCE SHEETS

                                                       June 30, 1999           December 31, 1998
                                                       -------------           -----------------
ASSETS

Real estate - net                                       $ 46,505,612              $ 47,232,184
Cash and cash equivalents                                 11,470,092                10,220,165
Other assets                                               4,143,970                 4,141,622
Receivables                                                  377,054                   243,240
                                                        ------------              ------------

                                                        $ 62,496,728              $ 61,837,211
                                                        ============              ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                   $  2,517,838              $  1,902,806
Distributions payable                                        711,801                   711,801
Due to affiliates                                            390,225                   479,206
                                                        ------------              ------------

                                                           3,619,864                 3,093,813
                                                        ------------              ------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
     units issued and outstanding)                        55,932,074                55,805,281
General partners' equity                                   2,944,790                 2,938,117
                                                        ------------              ------------

                                                          58,876,864                58,743,398
                                                        ------------              ------------

                                                        $ 62,496,728              $ 61,837,211
                                                        ============              ============


                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------


                            STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended              For the Six Months Ended
                                                              June 30,                                June 30,
                                                   ------------------------------           ---------------------------
                                                      1999              1998                  1999             1998
                                                     ------             -----                ------            ------

Rental Revenue                                      $2,959,922         $2,782,329           $5,984,544      $ 5,575,564
                                                    ----------         ----------           ----------      -----------

Costs and Expenses:

     Operating expenses                                989,734          1,156,045            1,974,412        2,097,314
     Depreciation and amortization                     514,576            487,806            1,029,152          975,612
     Partnership management fee                        321,358            321,358              642,716          642,716
     Administrative expenses                           196,145            351,676              915,331          591,631
     Property management fee                           103,045             82,583              202,376          165,514
                                                   -----------        -----------          -----------     ------------
                                                     2,124,858          2,399,468            4,763,987        4,472,787
                                                   -----------        -----------          -----------     ------------

Income before interest and other income                835,064            382,861            1,220,557        1,102,777

     Interest income                                   142,812            130,129              248,481          230,628

     Other income                                        9,830             14,415               88,030           18,165
                                                   -----------       ------------          -----------     ------------

Net income                                         $   987,706        $   527,405          $ 1,557,068     $  1,351,570
                                                   ===========        ===========          ===========     ============
Net income attributable to:

     Limited partners                              $   938,321        $   501,035          $ 1,479,215     $  1,283,992

     General partners                                   49,385             26,370                77,853          67,578
                                                  ------------       ------------          ------------    ------------

Net income                                         $   987,706        $   527,405          $  1,557,068    $  1,351,570
                                                   ===========        ===========          ============    ============

Net income per unit of limited
     partnership interest (588,010 units
     outstanding)                                  $       1.60       $       0.85         $       2.52    $       2.18
                                                   ============       ============         ============    ============



                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
       -----------------------------------------------------------------

                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                  General               Limited
                                                 Partners'              Partners'
                                                  Equity                 Equity               Total
                                                ------------          ------------        -------------
Balance, January 1, 1999                        $  2,938,117          $ 55,805,281        $  58,743,398

Net income for the six
months ended June 30, 1999                            77,853             1,479,215            1,557,068

Distributions as return of
capital for the six months ended
June 30, 1999 ($2.30 per
limited partnership unit)                            (71,180)           (1,352,422)          (1,423,602)
                                                ------------          ------------        -------------

Balance, June 30, 1999                          $  2,944,790          $ 55,932,074        $  58,876,864
                                                ============          ============        =============





                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
       -----------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                 For the Six Months Ended
                                                                                        June 30,
                                                                         ---------------------------------------
                                                                              1999                     1998
                                                                             -----                     ----
Cash Flows From Operating Activities:

     Net income                                                          $  1,557,068              $  1,351,570
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                      1,029,152                   975,612
         Straight line adjustment for stepped
           lease rentals                                                      (50,082)                  (38,910)
     Changes in asset and liabilities:
         Accounts payable and accrued expenses                                615,032                    24,995
         Due to affiliates                                                    (88,981)                 (315,471)
         Receivables                                                         (133,814)                  (63,261)
         Other assets                                                         (78,446)                 (109,656)
                                                                         -------------             -------------

     Net cash provided by operating activities                              2,849,929                 1,824,879
                                                                         ------------              ------------

Cash Flows From Investing Activities:

     Improvements to real estate                                             (176,400)                 (404,825)
                                                                         -------------             -------------

Cash Flows From Financing Activities:

     Distributions to partners                                             (1,423,602)               (1,423,602)
                                                                         -------------             -------------

Increase (Decrease) in Cash and Cash Equivalents                            1,249,927                    (3,548)

Cash and Cash Equivalents, Beginning of Year                               10,220,165                 9,828,701
                                                                         ------------              ------------

Cash and Cash Equivalents, End of Quarter                                $ 11,470,092              $  9,825,153
                                                                         ============              ============



                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
       -----------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



1.   GENERAL

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, 1998.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.


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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the six months ended June 30, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $51,000.

     The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended June 30, 1999 and 1998, Resources Supervisory was entitled to receive $103,045 and $82,583, respectively, of which $84,178 and $70,369 was paid to unaffiliated management companies, respectively for property management services and the balance was retained by Resources Supervisory. For the six months ended June 30, 1999 and 1998, Resources Supervisory was entitled to receive $202,376 and $165,514, respectively, of which $168,828 and $138,788 was paid to unaffiliated management companies, respectively for property management services and the balance was retained by Resources Supervisory.

     For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner received $50,000 for each of the quarters ended June 30, 1999 and 1998. The Administrative General Partner received $100,000 for each of the six-month periods ended June 30, 1999 and 1998.

     For managing the affairs of the Partnership, the Administrative General Partner is also entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1999 and 1998, the Administrative General Partner received $321,358. For each of the six-month periods ended June 30, 1999 and 1998, the Administrative General Partner received $642,716.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $49,385 and $26,370 for the quarters ended June 30, 1999 and 1998, respectively. Net income allocated to the General Partners amounted to $77,853 and $67,578 for the six months ended June 30, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $35,590 for each of the quarters ended June 30, 1999 and 1998. Distributions allocated to the General Partners amounted to $71,180 for the six months ended June 30, 1999 and 1998.

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

     From July 1996 through March 12, 1998, Millennium Funding III Corp. ("MFIII"), a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners.

     In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement, MFIII purchased 50% of those units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

     Subsequent to the expiration of the tender offer described above, MFIII purchased an additional 18,769 limited partnership units from August 1998 through July 1999. The total number of units purchased by MFIII represents approximately 13.7% of the outstanding limited partnership units of the Partnership.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


4.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                                                 June 30, 1999             December 31, 1998
                                                                 -------------             -----------------
     Land                                                        $  11,669,652              $  11,669,652
     Buildings and improvements                                     57,967,435                 57,791,035
                                                                 -------------              -------------

                                                                    69,637,087                 69,460,687

     Less:  Accumulated depreciation                               (23,131,475)               (22,228,503)
                                                                 --------------             -------------

                                                                 $  46,505,612              $  47,232,184
                                                                 =============              =============


5.   DISTRIBUTIONS PAYABLE

                                                                 June 30, 1999             December 31, 1998
                                                                 -------------             -----------------

     Limited partners ($1.15 per unit)                           $     676,211              $    676,211
     General partners                                                   35,590                    35,590
                                                                 -------------              ------------
                                                                 $     711,801              $    711,801
                                                                 =============              ============

     Such distributions were paid in the subsequent quarters.



6.    DUE TO AFFILIATES

                                                                 June 30, 1999             December 31, 1998
                                                                 -------------             -----------------

     Partnership asset management fee                            $     321,358             $     321,358
     Property management fee                                            18,867                   107,848
     Non-accountable expense reimbursement                              50,000                    50,000
                                                                 -------------             -------------
                                                                 $     390,225             $     479,206
                                                                 =============             =============

     Such amounts were paid in the subsequent quarters.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


7.   COMMITMENTS AND CONTINGENCIES

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

     In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust ("REIT"), pursuant to which approximately 85% of the shares of the REIT would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners.
     In early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed
     Settlement was fair, adequate or reasonable as to the proposed class.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners would use their best efforts to effect a reorganization of the HEP Partnerships into separate REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the settlement in its entirety and directed entry of judgement to that effect. As the first step in implementing the settlement, the General Partners are currently soliciting the consent of limited partners to the amendments to the Partnership Agreements referred to above. The Settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action. At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. Accordingly, the Partnership accrued $542,000 at March 31, 1999 related to these costs, which are expected to be paid in the third quarter of 1999. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through June 30, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of June 30, 1999, total working capital reserves amounted to approximately $5,631,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1999, cash and cash equivalents increased $1,249,927 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $2,849,929 for the six months ended June 30, 1999. The Partnership used $176,400 for capital expenditures related to capital and tenant improvements to the properties and $1,423,602 for distributions to partners during the six months ended June 30, 1999.

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


RESULTS OF OPERATIONS

 The Partnership experienced an increase in net income for the three and six months ended June 30, 1999 as compared to the same periods in 1998, primarily due to higher rental revenues and interest income. Costs and expenses decreased during the three months ended June 30, 1999 but overall costs and expenses for the six month period in 1999 increased as compared to the same period in the prior year.

 Rental revenues increased slightly during the three and six months ended June 30, 1999 due to higher revenues at 568 Broadway and Commerce Plaza as a result of increases in overall rental rates, partially offset by a decrease in revenues at Tri-Columbus due to the loss of a significant tenant during the latter part of 1998.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses decreased during the three months ended June 30, 1999 as compared to the same period in 1998 primarily due to lower operating and administrative expenses, partially offset by higher depreciation and property management fees. However, overall costs and expenses increased during the six months ended June 30, 1999 compared to the prior period primarily due to higher administrative expenses. Operating expenses decreased during both periods in 1999 due primarily to lower repairs and maintenance costs at Matthews and lower professional fees at 568 Broadway related to tenant collection issues. Depreciation expense increased during both periods in 1999 due to the capital additions during 1998. Administrative expenses increased for the six months ended June 30, 1999 due to higher legal fees incurred during the first quarter of 1999 pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7). However, administrative fees for the three months ended June 30, 1999 decreased as compared to the same period in the prior year due to lower legal fees incurred during the second quarter as a result of the potential settlement. The increases in property management fees during both periods in 1999 were due to higher revenues, as previously discussed.

Interest income increased during the three and six months ended June 30, 1999 as compared to the same periods in 1998 due to higher cash balances. Other income increased during the six months ended June 30, 1999 as compared to the same period in 1998 due to a greater number of investor transfers (primarily during the first quarter of 1999) on which the Partnership earns a transfer fee. However, other income decreased during the three months ended June 30, 1999 compared to the prior period due to fewer such transfers during the second quarter.

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

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is evaluating these issues and will be developing contingency plans.

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------


                          -PART II. - OTHER INFORMATION


Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements -
               Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits: There were no exhibits filed

         (b)   Reports on Form 8-K:
               None

        HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - JUNE 30, 1999
        -----------------------------------------------------------------


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


                                        High Equity Partners L.P. - Series 86



                                  By:   Resources Capital Corp.,
                                        Administrative General Partner





Dated: August 12, 1999            By:   /S/  Allan Rothschild
                                        ----------------------------
                                        Allan Rothschild
                                        President
                                        (Duly Authorized Officer)





Dated: August 12, 1999            By:   /S/  Lawrence Schachter
                                        ----------------------------
                                        Lawrence Schachter
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)