Form 10-Q
period 1999-09-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 1999-11-15
CIK 784054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1999
                                                   ------------------

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

                Cambridge Center, 9th Floor, Cambridge, MA 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

                   411 West Putnam Avenue, Greenwich, CT 06830
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes /X/          No / /

================================================================================

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information:

Balance Sheets--September 30, 1999 and December 31, 1998                    3

Statements of Operations--Three and Nine Months Ended September 30,
1999 and 1998                                                               4

Statement of Partners' Equity-- Nine Months Ended September 30, 1999        5

Statements of Cash Flows-- Nine Months Ended September 30, 1999 and
1998                                                                        6

Notes to Financial Statements                                          7 - 13

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   14 - 16

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits
and Reports on Form 8-K                                                    17

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                                 BALANCE SHEETS


                                      September 30, 1999     December 31, 1998
                                      ------------------     -----------------
ASSETS

Real estate - net                        $ 46,288,235            $ 47,232,184
Cash and cash equivalents                  11,655,876              10,220,165
Other assets                                4,189,150               4,141,622
Receivables                                   466,650                 243,240
                                         ------------            ------------

                                         $ 62,599,911            $ 61,837,211
                                         ============            ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses    $  2,312,911            $  1,902,806
Distributions payable                               -                 711,801
Due to affiliates                             232,472                 479,206
                                         ------------            ------------

                                            2,545,383               3,093,813
                                         ------------            ------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
   units issued and outstanding)           57,050,855              55,805,281
General partners' equity                    3,003,673               2,938,117
                                         ------------            ------------

                                           60,054,528              58,743,398
                                         ------------            ------------

                                         $ 62,599,911            $ 61,837,211
                                         ============            ============

                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                            STATEMENTS OF OPERATIONS

                                             For the Three Months            For the Nine Months
                                              Ended September 30,            Ended September 30,
                                            -------------------------     -------------------------
                                              1999           1998            1999           1998
                                            ----------     ----------     ----------     ----------
Rental Revenue                              $2,901,252     $2,869,077     $8,885,796     $8,444,641
                                            ----------     ----------     ----------     ----------

Costs and Expenses:

   Operating expenses                          863,672      1,026,690      2,838,183      3,124,004
   Depreciation and amortization               514,576        487,806      1,543,728      1,463,418
   Partnership management fee                  165,289        321,358        808,005        964,074
   Administrative expenses                     218,731        195,542      1,134,062        787,173
   Property management fee                      91,824         83,884        294,200        249,398
                                            ----------     ----------     ----------     ----------
                                             1,854,191      2,115,280      6,618,178      6,588,067
                                            ----------     ----------     ----------     ----------

Income before interest and other income      1,047,061        753,797      2,267,618      1,856,574

   Interest income                             116,323        103,129        364,804        334,150

   Other income                                 14,280          1,540        102,310         19,705
                                            ----------     ----------     ----------     ----------

Net income                                  $1,177,664     $  858,466     $2,734,732     $2,210,429
                                            ==========     ==========     ==========     ==========

Net income attributable to:

   Limited partners                         $1,118,781     $  815,543     $2,597,996     $2,099,908

   General partners                             58,883         42,923        136,736        110,521
                                            ----------     ----------     ----------     ----------

Net income                                  $1,177,664     $  858,466     $2,734,732     $2,210,429
                                            ==========     ==========     ==========     ==========

Net income per unit of limited
   partnership  interest (588,010
   units outstanding)                       $     1.90     $     1.39     $     4.42     $     3.57
                                            ==========     ==========     ==========     ==========

                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          STATEMENT OF PARTNERS' EQUITY

                                         General        Limited
                                        Partners'      Partners'
                                         Equity         Equity        Total
                                       ----------     -----------   -----------
Balance, January 1, 1999               $2,938,117     $55,805,281   $58,743,398

Net income for  the nine
months ended September 30, 1999           136,736       2,597,996     2,734,732

Distributions as return of
capital for the nine months ended
September 30, 1999 ($2.30 per
limited partnership unit)                 (71,180)     (1,352,422)   (1,423,602)
                                       ----------     -----------   -----------

Balance, September 30, 1999            $3,003,673     $57,050,855   $60,054,528
                                       ==========     ===========   ===========

                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                            STATEMENTS OF CASH FLOWS

                                                    For the Nine Months Ended
                                                           September 30,
                                                 -----------------------------
                                                       1999            1998
                                                 ------------     ------------
Cash Flows From Operating Activities:

   Net income                                    $  2,734,732     $  2,210,429
   Adjustments to reconcile net income to net
   Cash provided by operating activities:
      Depreciation and amortization                 1,543,728        1,463,418
      Straight line adjustment for stepped
        lease rentals                                 (75,123)         (58,365)
   Changes in asset and liabilities:
      Accounts payable and accrued expenses           410,105          349,064
      Due to affiliates                              (246,734)        (313,338)
      Receivables                                    (223,410)         (24,117)
      Other assets                                   (161,675)        (200,322)
                                                 ------------     ------------

   Net cash provided by operating activities        3,981,623        3,426,769
                                                 ------------     ------------

Cash Flows From Investing Activities:

   Improvements to real estate                       (410,509)        (668,722)
                                                 ------------     ------------

Cash Flows From Financing Activities:

   Distributions to partners                       (2,135,403)      (2,135,403)
                                                 ------------     ------------

Increase in Cash and Cash Equivalents               1,435,711          622,644

Cash and Cash Equivalents, Beginning of Year       10,220,165        9,828,701
                                                 ------------     ------------

Cash and Cash Equivalents, End of Quarter        $ 11,655,876     $ 10,451,345
                                                 ============     ============

                        See notes to financial statements

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

      The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

      The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

      Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change

      Investments in Joint Ventures
      -----------------------------

      Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. Thus, the joint ventures are, for practical purposes, not subject to joint control by such partnerships, but instead are controlled by the partnerships' general partners, all of which are under common ownership and control. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Investment General Partner of the Partnership, Resources High Equity, Inc. and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For each of the nine months ended September 30, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $76,500.

      On October 21, 1999, Presidio and certain of its affiliates entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

      As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

      In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
      (CONTINUED)

      The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the quarters ended September 30, 1999 and 1998, Resources Supervisory was entitled to receive $91,824 and $83,884, respectively, of which $74,641 and $69,537 was paid to unaffiliated management companies, respectively for property management services and the balance was retained by Resources Supervisory. For the nine months ended September 30, 1999 and 1998, Resources Supervisory was entitled to receive $294,200 and $249,398, respectively, of which $243,439 and $208,324 was paid to unaffiliated management companies, respectively for property management services and the balance was retained by Resources Supervisory.

      For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner received $50,000 for each of the quarters ended September 30, 1999 and 1998. The Administrative General Partner received $150,000 for each of the nine-month periods ended September 30, 1999 and 1998.

      During 1998, for managing the affairs of the Partnership, the Administrative General Partner was entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the three and nine months ended September 30, 1998, the Administrative General Partner received $321,358 and $964,074, respectively. Pursuant to the amendment to the Partnership Agreement which became effective on August 20, 1999, the annual partnership management fee for 1999 has been reduced to $973,293. For the three and nine months ended September 30, 1999, the Managing General Partner received $165,289 and $808,005, respectively. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
      (CONTINUED)

      The General Partners are allocated 5% of the net income of the Partnership, which amounted to $58,883 and $42,923 for the quarters ended September 30, 1999 and 1998, respectively. Net income allocated to the General Partners amounted to $136,736 and $110,521 for the nine months ended September 30, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $0 and $35,590 for the quarters ended September 30, 1999 and 1998, respectively. Distributions allocated to the General Partners amounted to $71,180 and $106,770 for the nine months ended September 30, 1999 and 1998, respectively.

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

4.    REAL ESTATE

The following table is a summary of the Partnership's real estate as of:


                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------

      Land                              $ 11,669,652          $ 11,669,652
      Buildings and improvements          58,201,544            57,791,035
                                        ------------          ------------

                                          69,871,196            69,460,687

Less:  Accumulated depreciation          (23,582,961)          (22,228,503)
                                        ------------          ------------

                                        $ 46,288,235          $ 47,232,184
                                        ============          ============

5.    DISTRIBUTIONS PAYABLE

                                     September 30, 1999   December 31, 1998
                                     ------------------   -----------------

      Limited partners                    $      -             $676,211
      General partners                           -               35,590
                                          --------             --------
                                          $      -             $711,801
                                          ========             ========


      Such distributions were paid in the subsequent quarters.

6.    DUE TO AFFILIATES

                                        September 30, 1999   December 31, 1998
                                        ------------------   -----------------

      Partnership asset management fee        $165,289             $321,358
      Property management fee                   17,183              107,848
      Non-accountable expense
        reimbursement                           50,000               50,000
                                              --------             --------
                                              $232,472             $479,206
                                              ========             ========

      Such amounts were paid in the subsequent quarters.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

      In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure;
      (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners would use their best efforts to effect a reorganization of the HEP Partnerships into separate REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the settlement in its entirety and directed entry of judgement to that effect. In August 1999, the settlement was consummated following approval of the amendments to the Partnership Agreement.

      At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. In connection with the Settlement Stipulation, the Partnership paid $602,667 during the nine months ended September 30, 1999. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through September 30, 1999, the Partnership paid the
      General Partners a total of $1,034,510 for these costs.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term money market instruments and together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of September 30, 1999, total working capital reserves amounted to approximately $5,631,000.

The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the nine months ended September 30, 1999, cash and cash equivalents increased $1,435,711 as a result of net cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $3,981,623 for the nine months ended September 30, 1999. The Partnership used $410,509 for capital expenditures related to capital and tenant improvements to the properties and $2,135,403 for distributions to partners during the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income of approximately $319,000 for the three months ended September 30, 1999 as compared to the 1998 period, primarily due to slightly higher rental revenues and lower costs and expenses.

Rental revenues increased $32,175 during the three months ended September 30, 1999 due to increases in revenues of $146,948 and $35,875 at 568 Broadway and Seattle Tower, respectively, as a result of increases in overall rental rates, partially offset by decreases of $109,564 and $20,474 in revenues at Melrose and Tri-Columbus, respectively, due to the loss of tenants during the latter part of 1998.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses decreased $261,050 during the three months ended September 30, 1999 as compared to the 1998 period, primarily due to lower operating expenses and partnership management fees, partially offset by higher depreciation and administrative expenses. Operating expenses decreased $162,979 during the 1999 period due primarily to a $41,000 decrease in bad debt expense at various properties and a $95,481 reduction in professional fees at 568 Broadway related to tenant collection issues. The $156,069 decrease in partnership management fees was due to an amendment to the partnership agreement (see Note 3) approved in August 1999 reducing the fee for 1999. Depreciation expense increased $26,869 during the 1999 period due to the capital additions during 1998. Administrative expenses increased $23,189 for the three months ended September 30, 1999 due to higher legal fees incurred in 1999 pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7).

Interest income increased $13,194 during the three months ended September 30, 1999 as compared to the same period in 1998 due to higher invested balances. Other income increased $12,740 during the three months ended September 30, 1999 as compared to the same periods in 1998 due to a greater number of investor transfers on which the Partnership earns a transfer fee.

The Partnership experienced an increase in net income of approximately $524,000 for the nine months ended September 30, 1999 as compared to the 1998 period, primarily due to higher rental revenues, interest and other income. Costs and expenses increased during the nine-month period in 1999 as compared to the same period in the prior year.

Rental revenues increased $441,155 during the nine months ended September 30, 1999 due to increases in revenues of $364,721 and $106,912 at 568 Broadway and Seattle Tower, respectively, as a result of increases in overall rental rates, partially offset by decreases of $124,242 and $45,192 in revenues at Tri-Columbus and Melrose, respectively, due to the loss of tenants during the latter part of 1998.

Costs and expenses increased $30,111during the nine months ended September 30, 1999 as compared to the 1998 period primarily due to higher depreciation, administrative expenses and property management fees, partially offset by lower operating expenses and partnership management fees. The $285,821 decrease in operating expenses was primarily due to a $60,611 reduction in repair and maintenance costs at Matthews, a $41,000 decrease in bad debt expense at various properties, and a $95,481 decrease in professional fees at 568 Broadway related to tenant collection issues. The partnership management fee decreased $156,069 due to an amendment to the partnership agreement (see Note 3) approved in August 1999 reducing the fee for 1999. Depreciation expense increased $80,310 during the 1999 period due to the capital additions during 1998. Administrative expenses increased $346,889 for the nine months ended September 30, 1999 due to higher legal fees incurred pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7). The $44,802 increase in property management fees during the 1999 period was due to higher revenues, as previously discussed.

Interest income increased $30,654 during the nine months ended September 30, 1999 as compared to the 1998 period due to higher cash balances. Other income increased $82,605 during the nine months ended September 30, 1999 as compared to the same period in 1998 due to a greater number of investor transfers on which the Partnership earns a transfer fee.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

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

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or service providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

                          PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

              (i) Amendment to the Amended and Restated Agreement of Limited
                  Partnership dated August 20, 1999.

             (ii) Guarantee by Presidio Capital Corp. dated August 20, 1999.

         (b)      Reports on Form 8-K:

                  None

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 1999

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

                                     High Equity Partners L.P. - Series 86

                               By:   Resources Capital Corp.,
                                     Administrative General Partner


      Dated: November 15, 1999       By:/s/Allan Rothschild
                                        ---------------------------
                                           Allan Rothschild
                                     (Duly Authorized Officer)


      Dated: November 15, 1999       By:/s/Lawrence Schachter
                                        ---------------------------
                                           Lawrence Schachter
                                     (Principal Financial and
                                     Accounting Officer)