Form 10-K405
period 1999-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 2000-03-30
CIK 784054

================================================================================
                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1999                                                      0-15753

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3314609
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                    02142
--------------------------------------------                  ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (617) 234-3000
                                                            ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No
                                        -----       -----

             There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents incorporated by reference
                       -----------------------------------

                                      None


================================================================================

                                     PART I

Item 1. Business.

                  High Equity Partners L.P. - Series 86 (the "Partnership") is a Delaware limited partnership formed as of November 14, 1985. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. See "Item 2. Properties" for a description of the Partnership's properties.

                  Resources High Equity, Inc., a Delaware corporation, is the Partnership's investment general partner (the "Investment General Partner") and Resources Capital Corp. a Delaware corporation, is the Partnership's administrative general partner (the "Administrative General Partner"). The Investment General Partner and the Administrative General partner are each a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"). Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Second Group Partners which withdrew as of that date. The Investment General Partner, the Administrative General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. See "Management/Employees" below.

                  In 1986 and 1987, the Partnership offered 800,000 units of limited partnership interest (the "Units") pursuant to a prospectus filed with the Securities and Exchange Commission. Upon final admission of limited partners, the Partnership had accepted subscriptions for 588,010 Units (including the initial limited partner) for an aggregate of $147,002,500 in gross proceeds, resulting in net proceeds from the offering of $142,592,500 (gross proceeds of $147,002,500 less organization and offering costs of $4,410,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

                  The Partnership invested all of its net proceeds available for investment, after establishing a working capital reserve, in ten properties. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1999, 568 Broadway and Matthews Township Festival represented 25% and 15% of gross revenues, respectively; in 1998, 568 Broadway and Matthews represented 22% and 15% of gross revenues, respectively and in 1997, 568 Broadway and Matthews represented 22% and 15%, respectively. See "Item 2. Properties" for a description of the Partnership's properties.

Settlement of Class Action Lawsuit

                  In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $973,293 or $312,139 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $4.38 per Unit which amount will be reduced by approximately $.49 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

                  As required by the settlement, an affiliate of the General Partners, Millennium Funding III, LLC, made a tender offer to limited partners to acquire up to 39,596 Units (representing approximately 6.7% of the outstanding Units) at a price of $103.05 per Unit. The offer closed in January 2000 and all 39,596 Units were acquired in the offer.

                  The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1999, the Partnership paid the General Partners a total of $1,079,796 for these costs.

Competition

                  The real estate business is highly competitive and, as discussed more particularly in "Item 2, Properties", the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

Employees

                  On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

                  The Partnership does not have any employees. Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

                  On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

                  As a result of this agreement, the Agent has the duty to direct the day to day affairs of Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Partnership to sell or acquire an asset or file for bankruptcy protection.

                  In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. See Item 10, "Directors and Executive Officers of the Partnership", The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Partnership.

Item 2. Properties.

                  The Partnership owned the following properties as of March 15, 2000:

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

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 100% leased as of January 1, 2000 and January 1, 1999. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 2000. Capital expenditures budgeted for 2000 include removal of mineral deposits on the glass curtain wall and new controls for the HVAC. Capital expenditures for 1999 included a refurbishment allowance to San Diego Gas & Electric as provided in tenant's original lease.

                  Century Park I competes with other office parks and office buildings in the Kearny Mesa sub-market. New competition in the sub-market includes the redevelopment of the adjacent property into the Cabrillo Technology Center with 141,800 square feet available plus an additional 284,000 square feet planned and redevelopment of the 234 acre former General Dynamics site, now known as New Century Center. Plans for New Century Center call for development of the site with mixed use commercial, industrial, retail and entertainment areas.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 2000 and January 1, 1999. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

                  Capital improvements for 2000 include approximately $60,000 for fire protection improvements, $90,000 for corridor and restroom upgrades and $25,000 for window replacement.

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

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 2000 was 98% as compared to 96% at January 1, 1999. There are approximately seventy tenants occupying the building. Leasing efforts are focused on consolidating space to create single floor tenants. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

                  Major capital improvements for 2000 include replacing galvanized water pipes with copper, and $638,388 has been budgeted to modernize the mechanics of the elevators.

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

                  Commonwealth is located within the western industrial sector of the city of Fullerton. The property is bounded by Artesia Boulevard on the north and Commonwealth Avenue on the South. The Artesia Freeway (State 91) and the Santa Ana Freeway (Interstate 5) are nearby. The area is a mixture of established residential neighborhoods and old and new retail and light industrial buildings. The Fullerton Airport, accommodating small aircraft only, is located one block from the property. Commonwealth is comprised of one 21-year-old building (164,650 square feet) and one 16-year-old building (51,600 square feet), both of which were completely renovated in 1985, and one building of 57,326 square feet that was constructed in 1986. The site consists of approximately 12.4 acres, with parking to accommodate 391 cars. The property was 87% leased as of January 1, 2000 and January 1, 1999. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

                  To effectively market the vacant 34,000 square foot space, work to separate the electrical service was performed to the tenant space during 1999. Roof repairs are budgeted for 2000 totaling $212,000.

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

                  (5) Commerce Plaza I. On April 23, 1987, the Partnership purchased a fee simple interest in Commerce Plaza I located in Richmond, Virginia.

                  Commerce Plaza I is located in the Commerce Center Business Park, an office park situated at the intersection of I-64, Glenside Drive and Broad Street in Henrico County, northwest of Richmond, Virginia. This area, referred to as the West End, contains established residential neighborhoods as well as corporate headquarters and many of Richmond's suburban office parks. Commerce Plaza I's building is constructed of steel with red brick facade and insulated bronze tinted glass. It is situated on a site of approximately 4.2 acres, has a net rentable area of approximately 85,000 square feet and provides parking for approximately 300 cars. Commerce Plaza I was 100% leased as of January 1, 2000 and January 1, 1999.

                  Capital expenditures to refurbish the common areas of the building were completed in 1999. Capital expenditures budgeted for 2000 primarily reflect costs anticipated with releasing tenant spaces that are expiring in 2000.

                  Office space in The West End of Richmond, Virginia is in direct competition with Commerce Plaza I. New space continues to be built in the nearby Innisbrook section; much of it speculative, which should make the supply side of the market more competitive when it is completed.

                  (6) Melrose Crossing. On January 5, 1988, the Partnership purchased a fee simple interest in Melrose Crossing, a neighborhood shopping center located in Melrose Park, Illinois. Completed in January 1987, Melrose Crossing contains 138,355 square feet of rentable space in addition to 88,000 square feet which is leased to Venture department store (which is owned by a third party). This store anchors both Melrose Crossing and Phase II of Melrose Crossing Shopping Center which is to the north of Melrose Crossing and is owned by HEP-88. It is situated on approximately 11.6 acres and has parking space for 1,150 cars. As of January 1, 2000, the shopping center was 16% leased, compared to 35% at January 1, 1999. There are no leases which represent 10% of the square footage of the center that are scheduled to expire during 2000.

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

                  (7) Matthews Township Festival. On February 23, 1988, the Partnership purchased a fee simple interest in Matthews Township Festival (" Matthews Festival"), a community shopping center in suburban Charlotte, North Carolina in the town of Matthews. Completed in November 1987, Matthews Festival contains 127,388 square feet of rentable space. During 1990 the A&P anchor store closed and the center has suffered a lower level of consumer traffic, sales and occupancy as a result. A&P remains obligated pursuant to the terms of its lease until 2007 and continues to pay rent. As of January 1, 2000, the center was 93% leased as compared to 93% as of January 1, 1999. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 2000.

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

                  (8) Sutton Square Shopping Center. On April 15, 1988, the Partnership purchased a fee simple interest in Sutton Square Shopping Center ("Sutton Square"), located in Raleigh, North Carolina. Sutton Square is a 101,965 square foot neighborhood shopping center located on a 10 acre site in North Raleigh. Construction was completed in phases in 1984-85 and 1986-87. Anchor tenants, Harris Teeter and Eckerd, comprise 44% of the leasable space. Sutton Square was 100% leased as of January 1, 2000 and January 1, 1999. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 2000. There are no significant capital expenditures budgeted for 2000.

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

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 2000 and 1999, the Orange and Grove City buildings were each 100% leased to a single tenant. In 1999 Simmons Company renewed for five years in the Grove City facility with an expansion option during the initial two years of the renewal term.

                  As of January 1, 1999 and 2000, the Hilliard property was 100% vacant. On February 9, 2000, the Partnership signed a lease on 175,000 square feet for a three-year term. As a result, the Hilliard property is currently
74% occupied.

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

                  See "Item 1. Business-Settlement of Class Action Lawsuit" for information relating to the settlement of the class action lawsuit in which the Partnership was a defendant.

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

                  As of March 15, 2000, there were 10,760 holders of Units of the Partnership, owning an aggregate of 588,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1998 and 1999 were as follows:

                  Distributions for the                   Amount of Distribution
                  Quarter Ended                           Per Unit
                  ---------------------                   ----------------------
                  March 31, 1998                                   $1.15
                  June 30, 1998                                    $1.15
                  September 30, 1998                               $1.15
                  December 31, 1998                                $1.15
                  March 31, 1999                                   $1.15
                  June 30, 1999                                    $1.15
                  September 30, 1999                                 *
                  December 31, 1999                                  *

  * Distributions have been suspended while the requirements of the settlement are completed.

                  The source of distributions and capital improvements in 1998 and in 1999 was cash flow from operations. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

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

                  Subsequent to the expiration of the tender offer described above, Millennium Funding III Corp. purchased 18,769 limited partnership units from August 1998 through July 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 13.7% of the outstanding limited partnership units of the Partnership.

                  Pursuant to the settlement agreement, Millennium III, LLC, a wholly owned subsidiary of Presidio, completed a tender offer in January 2000 purchasing approximately 6.78% or 39,868 limited partnership units for $103.05 per unit or a total of $4,080,368.

                  Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Limited Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6. Selected Financial Data.

                                                         For the Year Ended December 31
                                ---------------------------------------------------------------------------------
                                    1999           1998           1997              1996               1995
                                    ----           ----           ----              ----               ----
Revenue                         $12,178,694    $11,390,709    $12,199,975 2     $11,748,459       $ 10,452,432
Net Income (Loss)                 3,852,480      3,100,160      2,845,625 2       2,244,520 2      (22,084,905) 1
Net Income (Loss) per Unit             6.22           5.01           4.60              3.63 2           (35.68) 1
Distribution Per Unit 3                2.30           4.60           4.03              2.48               2.48
Total Assets                     63,413,501     61,837,211     61,919,546        61,979,385         60,266,933

---------------
(1) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Century Park I, Seattle Tower, 230 East Ohio Street, Commonwealth, Commerce Plaza I, Melrose Crossing and Matthews Festival in the aggregate amount of $23,769,050, or $38.40 per Unit.
(2) Revenues and Net Income for the year ended December 31, 1997 include a $950,691 gain, or $1.54 per Unit, from the sale of 230 East Ohio.
(3) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

                  The Partnership's real estate properties are commercial properties except for the Melrose Out Parcel which is an undeveloped parcel of land for which the Partnership has entered into a ground lease. All properties were acquired for cash. The Partnership's public offering of Units commenced on April 28, 1986. As of October 1, 1987, the date of the final admission of limited partners, the Partnership had accepted subscriptions for 588,010 Units (including Units held by the initial limited partner) for aggregate net proceeds of $142,592,500 (gross proceeds of $147,002,500 less organization and offering expenses aggregating $4,410,000). The Partnership generates rental revenue from the commercial properties and is responsible for each property's operating expenses as well as its administrative cost.

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1999 all capital expenditures and distributions were funded from cash flows. As of December 31, 1999, total remaining working capital reserves amounted to approximately $10,464,713. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. If the real estate market conditions deteriorate in any of the areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on cash flow distributions. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

                  The Partnership had $12,675,936 of cash and cash equivalents at December 31, 1999 as compared to $10,220,165 at December 31, 1998. During the year ended December 31, 1999, cash and cash equivalents increased $2,455,771 as a result of $5,228,795 cash provided by operations which were partially offset by $637,623 of capital and tenant improvements to the properties and $2,135,401 of distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants.

                  The following table sets forth, for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                1999                1998                1997
                             ----------          ----------          ----------
Century Park I                  173,238          $   89,729          $  506,704
568 Broadway                    154,617             293,021              84,805
Seattle Tower                   355,407             490,322              78,754
Commonwealth                          0             128,526              41,003
Commerce Plaza  I               162,046              90,857             220,935
Melrose Crossing                 26,487              69,338              84,202
Matthews Festival                25,689              69,666             133,029
Sutton Square                    33,918             110,775              52,625
TMR Warehouses                   29,311               6,043               3,620
Melrose Out Parcel                    0                   0                   0
                             ----------          ----------          ----------
Totals                       $  960,713          $1,348,277          $1,205,677
                             ==========          ==========          ==========

                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $1,255,000 in 2000 in the normal course of business which are expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

                  The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various future capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. Current working capital is thought to be sufficient for any near term needs of the Partnership. In that event, the Partnership would utilize the remaining working capital reserves, eliminate or reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

Impairment of Assets

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional reductions in the carrying value of the real estate assets, which could be material in subsequent years if real estate markets or local economic conditions change.

                  All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in the property's operations resulted in no adjustments for impairment being needed in 1999, 1998 or 1997.

                  The following table represents the write-downs for impairment recorded against the Partnership's assets held at 12/31/99:

Century Park I                                      $11,700,000
568 Broadway                                         10,821,150
Seattle Tower                                         6,050,000
Commonwealth                                          5,800,000
Commerce Plaza I                                      2,700,000
Melrose Crossing                                     12,100,000
Matthews Festival                                     5,300,000
                                                    -----------
                                                    $54,471,150

Results Of Operations

         1999 vs. 1998

                  The Partnership experienced an increase in net income of 24.3% for the year ended December 31, 1999 to $3,852,476 compared to 1998 net income of $3,100,160 primarily due to higher rental revenues, interest income and other income which were partially offset by higher costs and expenses.

                  Rental revenues increased by 6.9% during the year ended December 31, 1999 to $12,178,691 from $11,390,709 for the same period in 1998 primarily due to increases from higher rental rates in 568 Broadway, Century Park I, Commerce Plaza I and Sutton Square. Seattle Tower's increase was the result of higher occupancy rates in 1999 of 98% compared to 96% in 1998.

                  Costs and expenses increased by 1.9% during the year ended December 31, 1999 to $8,948,143 compared to $8,783,086 in 1998, due to increases in administrative expenses partially offset by decreases in Partnership asset management and property management fees. Operating expenses and depreciation and amortization remained relatively stable with the prior year. Administrative expenses for the year ended December 31, 1999 increased $514,651 or 57% compared to 1998 due to higher professional fees related to the settlement of the litigation and reorganization of the Partnership. Partnership asset management fees decreased by $312,139 in 1999 due to an amendment to the partnership agreement.

                  Interest income increased 10.4% from $458,990 in 1998 to $506,778 in 1999 due to higher interest rates and higher cash balances during the current year compared to 1998. Other income increased by $81,603 during the year ended December 31, 1999 compared to 1998 due to an increase in fees from investor servicing primarily related to an increase in investor transfers.

          1998 vs. 1997

                  The Partnership experienced an increase in net income of 8.9% for the year ended December 31, 1998 to $3,100,160 compared to 1997 net income of $2,845,625 primarily due to higher rental revenues, lower costs and expenses and higher interest income in 1998. These increases to net income were partially offset by lower other income and the fact that no gain on sale of property was recorded in 1998.

                  Rental revenues increased by 1.3% during the year ended December 31, 1998 to $11,390,709 from $11,249,284 for the same period in 1997 due to an increase in rental revenue of $221,078 at Century Park due to higher occupancy rates in 1998 of 100% compared to 91% in 1997 and an increase of $75,820 at Commonwealth due to higher rental rates in place during 1998 as compared to 1997. These increases were partially offset by the decrease in revenues of $609,891 resulting from the sale of the 230 East Ohio property in October 1997.

                  Costs and expenses decreased by 10.5% during the year ended December 31, 1998 to $8,783,086 compared to $9,815,331 in 1997, due to decreases in operating expenses, partnership asset management fee, and administrative expenses, partially offset by increases in depreciation and property management fees. Operating expenses decreased $735,518 or 15.3% during the year ended December 31, 1998 due primarily to lower real estate taxes and repairs and maintenance costs resulting from the sale of the 230 East Ohio property in 1997. Administrative expenses for the year ended December 31, 1998 decreased $345,230 or 27.7% compared to 1997 due to lower legal and accounting fees related to the ongoing litigation and possible reorganization of the Partnership. The Partnership's asset management fee decreased by $90,579 during 1998 because of reduced assets under management due to the sale of 230 East Ohio in the prior year. Depreciation increased by $153,610 due to higher depreciation recorded on certain capitalized tenant improvements and property management fees increased by $10,697 in 1998 due to higher revenues, as previously discussed.

                  Interest income increased by 22.4% from $374,716 in 1997 to $458,990 during the year ended December 31, 1998 due to higher invested cash balances. Other income decreased by $52,718 during the year ended December 31, 1998 compared to 1997 due to a decrease in fees from investor servicing primarily related to a decrease in investor transfers in 1998.

                  Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

                  The Partnership is a party to certain litigation. See Item 3 and Note 7 to the Partnership's financial statements for a description thereof.

Item 8. Financial Statements and Supplementary Data


                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    I N D E X

                                                                         Page
                                                                       Number

Independent Auditors' Report...............................................20
Financial statements, years ended December 31, 1999, 1998 and 1997

         Balance Sheets ...................................................21
         Statements of Operations..........................................22
         Statements of Partners' Equity....................................23
         Statements of Cash Flows..........................................24
         Notes to Financial Statements.....................................25

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 86


We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 86 (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 86 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
March 17, 2000
Boston, MA

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                           -----------------------
                                                                           1999               1998
                                                                           ----               ----
ASSETS

Real estate, net                                                       $47,277,773        $48,348,810
Cash and cash equivalents                                               12,675,936         10,220,165
Other assets                                                             3,381,222          3,024,996
Receivables, net of allowances of $377,314 and
  $131,499, respectively                                                    78,570            243,240
                                                                       -----------        -----------

TOTAL ASSETS                                                           $63,413,501        $61,837,211
                                                                       ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                   $1,774,695         $1,902,806
Due to affiliates                                                          466,528            479,206
Distributions payable                                                           --            711,801
                                                                       -----------        -----------
     Total liabilities                                                   2,241,223          3,093,813
                                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY:

Limited partners' equity (588,010 units issued and outstanding)         58,112,718         55,805,281
General partners' equity                                                 3,059,560          2,938,117
                                                                       -----------        -----------
      Total partners' equity                                            61,172,278         58,743,398
                                                                       -----------        -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $63,413,501        $61,837,211
                                                                       ===========        ===========

                                          See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS




                                                                                      For the Years Ended December 31,
                                                                                 ------------------------------------------
                                                                                 1999              1998                1997
                                                                                 ----              ----                ----

Rental Revenue                                                                 $12,178,694       $11,390,709         $11,249,284
                                                                               -----------       -----------         -----------

Costs and Expenses:
            Operating expenses                                                   4,076,117         4,065,020           4,800,538
            Depreciation and amortization                                        2,092,145         2,102,684           1,974,299
            Partnership asset management fee                                       973,293         1,285,432           1,376,011
            Administrative expenses                                              1,417,475           902,824           1,248,054
            Property management fee                                                389,113           427,126             416,429
                                                                               -----------       -----------         -----------
                                                                                 8,948,143         8,783,086           9,815,331
                                                                               -----------       -----------         -----------

Income before gain on sale of property, interest and other income                3,230,551         2,607,623           1,433,953

         Gain on sale of property                                                       --                --             950,691
         Interest income                                                           506,779           458,990             374,716
         Other income                                                              115,150            33,547              86,265
                                                                               -----------       -----------         -----------

Net Income                                                                     $ 3,852,480       $ 3,100,160         $ 2,845,625
                                                                               ===========       ===========         ===========

Net income attributable to:

        Limited partners                                                       $ 3,659,856       $ 2,945,152         $ 2,703,344

        General partners                                                           192,624           155,008             142,281
                                                                               -----------       -----------         -----------

Net income                                                                     $ 3,852,480       $ 3,100,160         $ 2,845,625
                                                                               ===========       ===========         ===========

Net income per unit of limited partnership
     Interest (588,010 units outstanding)                                      $      6.22       $      5.01         $  $   4.60
                                                                               ===========       ===========         ===========


                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                         STATEMENTS OF PARTNERS' EQUITY


                                                                      General          Limited
                                                                     Partners'         Partners'
                                                                      Equity            Equity            Total
                                                                      ------            ------            -----

Balance, December 31, 1996                                          2,907,909         55,231,308        58,139,217

Net Income                                                            142,281          2,703,344         2,845,625

Distributions as return of capital                                   (124,721)        (2,369,679)       (2,494,400)
($4.03 per limited partnership unit)                             ------------       ------------      ------------



Balance, December 31, 1997                                          2,925,469         55,564,973        58,490,442

Net Income                                                            155,008          2,945,152         3,100,160

Distribution as a return of capital                                  (142,360)        (2,704,844)       (2,847,204)
($4.60 per limited partnership unit)                             ------------       ------------      ------------


Balance, December 31, 1998                                          2,938,117         55,805,281        58,743,398

Net Income                                                            192,624          3,659,856         3,852,480

Distributions as return of capital
($2.30 per limited partnership unit)                                  (71,181)        (1,352,419)       (1,423,600)
                                                                 ------------       ------------      ------------
Balance, December 31, 1999                                       $  3,059,560       $ 58,112,718      $ 61,172,278
                                                                 ============       ============      ============


                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS


                                                                           For the Years Ended December 31,
                                                                      ------------------------------------------
                                                                      1999              1998                1997
                                                                      ----              ----                ----

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                        $  3,852,480      $  3,100,160        $  2,845,625
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                   2,092,145         2,102,684           1,974,299
     Straight line adjustment for stepped lease rentals               (433,619)         (100,163)           (103,605)
     Gain on sale of real estate                                            --                --            (950,691)

Changes in asset and liabilities:
     Accounts payable and accrued expenses                            (128,111)         (115,454)           (112,941)
     Receivables                                                       164,670             4,474              52,736
     Due to affiliates                                                 (12,678)         (219,837)           (626,170)
     Other assets                                                     (306,092)         (510,245)            135,436
                                                                  ------------      ------------        ------------
Net cash provided by operating activities                            5,228,795         4,261,619           3,214,689
                                                                  ------------      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of real estate                                      --                --           2,326,377
     Improvements to real estate                                      (637,623)       (1,022,951)           (955,591)
                                                                  ------------      ------------        ------------
Net cash (used in) provided by investing activities                   (637,623)       (1,022,951)          1,370,786
                                                                  ------------      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners                                      (2,135,401)       (2,847,204)         (2,166,352)
                                                                  ------------      ------------        ------------

Increase in Cash and Cash Equivalents                                2,455,771           391,464           2,419,123

Cash and Cash Equivalents, Beginning of Year                        10,220,165         9,828,701           7,409,578
                                                                  ------------      ------------        ------------

Cash and Cash Equivalents, End of Year                            $ 12,675,936      $ 10,220,165        $  9,828,701
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

         Revenue recognition

         Base rents are recognized on a straight line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred..

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Investments in joint ventures

         Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Real estate

         Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacements and betterments are capitalized. The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

         If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

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

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments. Tenant improvements are amortized over the applicable lease term.

         Income taxes

         No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest are calculated based upon the number of units outstanding (588,010), for each of the years ended December 31, 1999, 1998 and 1997.

         Recently issued accounting pronouncements

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and will be effective for the Partnership in January of 2000. Because the Partnership does not currently utilize derivatives or engage in hedging activities, management does not believe that implementation of this standard will have a material effect on the Partnership's financial statements.

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

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the years ended December 31, 1999 and December 31, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $58,480 and $102,025, respectively. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Partnership to sell or acquire an asset or file for bankruptcy protection.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of Partnership.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the years ended December 31, 1999, 1998 and 1997, Resources Supervisory was entitled to receive $389,113, $427,126 and $416,428 in total, respectively, of which $319,610, $278,204 and $287,466, was paid to unaffiliated management companies.

         For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year.

         During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 has been reduced to $973,293. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee well be calculated equal to 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For the years ended December 31, 1999, 1998 and 1997, the Administrative General Partner earned $973,293, $1,285,432 and $1,376,011, respectively.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The General Partners are allocated 5% of the net income of the Partnership which amounted to $192,624, $155,008 and $142,281 in 1999, 1998 and 1997, respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $71,181, $142,360 and $124,721, in 1999, 1998 and 1997, respectively.

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

         Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased 18,769 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 13.7% of the outstanding limited partnership units of the Partnership.

         Pursuant to the settlement agreement (see Note 9), Millenium Funding III LLC, a wholly owned subsidiary of Presidio completed a tender offer in January 2000, purchasing approximately 6.7% or 39,596 limited partnership units for $103.05 per unit or $4,080,368 in total.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The Partnership recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 1999, 1998 or 1997. The following table summarizes the write-downs recorded on the properties:


                  Property
                  --------

                 Century Park I                                $11,700,000
                 568 Broadway                                   10,821,150
                 Seattle Tower                                   6,050,000
                 Commonwealth                                    5,800,000
                 Commerce Plaza I                                2,700,000
                 Melrose Crossing                               12,100,000
                 Matthews Festival                               5,300,000
                                                               -----------
                                                               $54,471,150
                                                               ===========

         The following table is a summary of the Partnership's real estate as of:

                                                                              December 31,
                                                                       --------------------------
                                                                       1999                  1998
                                                                       ----                  ----

         Land                                                      $ 11,669,652          $ 11,669,652

         Buildings and improvements                                  59,545,284            58,907,661
                                                                   ------------          ------------
                                                                     71,214,936            70,577,313

         Less: Accumulated depreciation                             (23,937,163)          (22,228,503)
                                                                   ------------          ------------

                                                                   $ 47,277,773          $ 48,348,810
                                                                   ============          ============


         During 1999, revenues from the 568 Broadway and Matthews properties represented 25% and 15% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues in 1999.

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                          2000            2001        2002         2003        2004      Thereafter       Total
                          ----            ----        ----         ----        ----      ----------       -----

          Total        $9,897,000      $8,948,000  $7,703,000   $5,497,000  $4,209,000   $11,338,000   $47,592,000
                       ==========      ==========  ==========   ==========  ==========   ===========   ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


5.       DISTRIBUTIONS PAYABLE

                                                                                               December 31,
                                                                                         -----------------------
                                                                                         1999               1998
                                                                                         ----               ----

         Limited Partners                                                               $   --           $ 676,211
         General Partners                                                                   --              35,590
                                                                                        ------              ------
                                                                                        $   --           $ 711,801
                                                                                        ======           =========

         Such distributions were paid in the subsequent quarter


6.       DUE TO AFFILIATES

                                                                                               December 31,
                                                                                         -----------------------
                                                                                         1999               1998
                                                                                         ----               ----

         Partnership asset management fee                                              $330,577           $ 321,358
         Reorganization and litigation cost reimbursement (Note 7)                            -                   -
         Property management fee                                                         35,951             107,848
         Non-accountable expense reimbursement                                          100,000              50,000
                                                                                       --------           ---------
                                                                                       $466,528           $ 479,206
                                                                                       ========           =========

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

8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income per the financial statements to the net taxable income (loss):

                                                                                       Years Ended December 31,
                                                                               --------------------------------------
                                                                               1999             1998             1997
                                                                               ----             ----             ----
         Net income per financial statements                              $  3,852,480       $ 3,100,160      $ 2,845,625

         Difference in gain/loss from sale of 230 East Ohio                        --                --        (7,675,270)

         Tax depreciation in excess of financial statement depreciation    (2,035,029)        (1,409,719)      (1,800,699)
                                                                          ------------       -----------      -----------

         Net taxable income (loss)                                        $  1,617,451       $ 1,690,441      $(6,630,344)
                                                                          ============       ===========      ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                                                     December 31, 1999
                                                                                                     -----------------

         Net assets per financial statements                                                            $61,172,278

         Write-down for impairment                                                                       54,471,150

         Tax depreciation in excess of financial statement depreciation                                (14,881,863)

         Gain on admission of joint venture partner not recognized for tax purposes                       (454,206)

         Organization costs not charged to partner's equity for tax purposes                              4,410,000
                                                                                                       ------------
         Net assets per tax reporting                                                                  $104,717,359
                                                                                                       ============

9.       SETTLEMENT OF LAWSUIT

         In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $973,293 or $312,139 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $4.38 per Unit which amount will be reduced by approximately $.49 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


9.       SETTLEMENT OF LAWSUIT (CONTINUED)

         As required by the settlement, an affiliate of the General Partners, Millennium Funding III, LLC, made a tender offer to limited partners to acquire up to 39,596 Units (representing approximately 6.7% of the outstanding Units) at a price of $103.05 per Unit. The offer closed in January 2000 and all 39,596 Units were acquired in the offer.

         The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1999, the Partnership paid the General Partners a total of $1,079,796 for these costs which has historically been included in administrative expenses in the statement of operations.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


         The Partnership has no officers or directors. The General Partners manage and control substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the General Partners are described below.

                                                                                   Has Served as
                                        Position Held with the                 Has Served as a Director
Name                                       General Partners                        or Officer Since
----                                       ----------------                        ----------------

Michael L. Ashner                     President and Director                            10-99

David G. King, Jr.                    Vice President                                    11-97

Peter Braverman                       Executive Vice President                          10-99

Lara K. Sweeney                       Vice President and Secretary                      10-99

Carolyn Tiffany                       Vice President and Treasurer                      10-99


         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

         Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

         Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

         There are no family relationships among the officers and directors of the General Partner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)  Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:


                                              Number of
         Name of Beneficial Owner             Units owned        % of Class
         ------------------------             -----------        ----------

         Millennium Funding III Corp.(1)        80,444             13.68%
         Millennium Funding III LLC(1)          39,858              6.78%

(1) The principal business address of both Millennium Funding III Corp. and Millennium Funding III LLC, both of which are affiliates of the General Partners, is 527 Madison Avenue, New York, New York 10022.

         (b)  Security Ownership of Management.

         At March 1, 2000, Presidio, the General Partner and their affiliates, officers and directors owned as a group own 123,274 Units representing approximately 20.96% of the total number of Units outstanding.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

         The General Partners and certain affiliated entities have, during the year ended December 31, 1999, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                                            Compensation from the
Name of Recipient                               Capacity in Which Served                       the Partnership
-----------------                               ------------------------                       ---------------

Resources High Equity Inc.                    Investment General Partner                            $1,424 (1)

Resources Capital Corp.                       Administrative General
                                              Partner                                           $1,241,626 (2)

Presidio AGP Corp.                            Associate General Partner                             $1,424 (3)

Resources Supervisory Management              Affiliated Property Manager                          $69,503 (4)
Corp.

-----------------

(1) This amount represents the Investment General Partner's share of distributions of cash from operations. Furthermore, under the Partnership's Limited Partnership Agreement, 0.1% of the net income and net loss of the Partnership is allocated to the Investment General Partner. Pursuant thereto, for the year ended December 31, 1999, $1,817 of the Partnership's taxable income was allocated to the Investment General Partner.

(2) Of this amount, $68,333 represents the Administrative General Partner's share of distributions of cash from operations, $200,000 represents payment for expenses of the Administrative General Partner based upon the total number of Units outstanding, and $973,293 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement 4.8% of the net income and net loss of the Partnership is allocated to the Administrative General Partner. Pursuant thereto, for the year ended December 31, 1999, $87,237 of the Partnership's taxable income was allocated to the Administrative General Partner.

(3) This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1999, $1,817 of the Partnership's taxable income was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement (the Associate General Partner is entitled to receive .1% of the Partnership's net income or net loss).

(4) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources Supervisory was $389,113, of which $319,610 was paid to unaffiliated management companies

                                     PART IV

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

         (e) Amendment to the Amended and Restated Agreement of Limited Partnership dated August 20, 1999, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

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

         (k) Guarantee by Presidio Capital Corp. dated August 20, 1999, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.


(b)      Reports on Form 8-K:

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

         None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)
                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                             ADDITIONAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                     INDEX

                                                                    Page
                                                                   number
                                                                   ------

Additional financial information furnished pursuant to the requirements of Form 10-K:

Schedules - December 31, 1999, 1998 and 1998 and years then ended, as required:

   Schedule III -Real estate and accumulated depreciation S-1

                -Notes to Schedule III - Real estate
                 and accumulated depreciation                       S-2

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


                          HIGH EQUITY PARTNERS, L.P.-SERIES 86

                          By:     RESOURCES CAPITAL CORP.
                                  Administrative General Partner



Dated: March 29, 2000     By:     /s/ Michael L. Ashner
                                  -------------------------
                                  Michael L. Ashner
                                  President and Director
                                  (Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

Dated: March 29, 2000     By:     /s/ Michael L. Ashner
                                  -------------------------
                                  Michael L. Ashner
                                  President and Director
                                  (Principal Executive Officer)



Dated: March 29, 2000     By:     /s/ Carolyn Tiffany
                                  -----------------------
                                  Carolyn Tiffany
                                  Vice President and Treasurer
                                  (Principal Financial and Accounting Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

                                                                                                                         Reductions
                                                                                                       Costs              Recorded
                                                                                                    Capitalized          Subsequent
                                                                                                   Subsequent to             to
                                                                           Initial Cost             Acquisition         Acquisition
                                                                       -------------------- --------------------------- -----------
                                                                                Buildings
                                                                                   And
               Description                             Encumbrances    Land    Improvements  Improvement Carrying Costs Write Downs
               -----------                             ------------    ----    ------------  ----------- -------------- -----------

RETAIL:

Melrose Crossing Shopping          Melrose Park, IL    $        --  $2,002,532 $ 12,721,968  $ 1,157,596    $1,064,777 $(12,100,000)

Matthews Township Festival
  Shopping Center                  Matthews, NC                 --   2,973,646   12,571,750      374,135     1,581,384   (5,300,000)

Sutton Square Shopping
  Center                           Raleigh, NC                  --   2,437,500   10,062,500      452,096     1,025,898           --
                                                       -----------  ---------- ------------  -----------    ---------- ------------
                                                                --   7,413,678   35,356,218    1,983,827     3,672,059  (17,400,000)
                                                       -----------  ---------- ------------  -----------    ---------- -------------
OFFICE:

Commerce Plaza Office Building     Richmond, VA                 --     733,279    7,093,435    2,091,552       468,324   (2,700,000)

Century Pak I Office Complex       Kearny Mesa, CA              --   3,122,064   12,717,936    2,128,484     1,203,130  (11,700,000)

568 Broadway Office Building       New York, NY                 --   2,318,801    9,821,517    5,158,788     1,220,484  (10,821,150)

Seattle Tower Office Building      Seattle, WA                  --   2,163,253    5,030,803    2,536,224       486,969   (6,050,000)
                                                       -----------  ---------- ------------  -----------    ---------- ------------
                                                                     8,337,397   34,663,691   11,915,048     3,378,907  (31,271,150)
                                                       -----------  ---------- ------------  -----------    ---------- ------------

INDUSTRIAL:

Commonwealth Industrial Park       Fullerton, CA                --   3,749,700    7,125,300      633,633       767,573   (5,800,000)

TMR Warehouses                     Various, OH                  --     369,215    5,363,935       33,624       435,653           --

Melrose (Lot #7)                   Melrose Park, IL             --     450,000           --           --        36,628           --
                                                       ----------- ----------- ------------  -----------    ---------- ------------
                                                                     4,568,915   12,489,235      667,257     1,239,854   (5,800,000)
                                                       ----------- ----------- ------------  -----------    ---------- ------------

                                                       $        -- $20,319,990 $ 82,509,144  $14,566,132    $8,290,820 $(54,471,150)
                                                       =========== =========== ============  ===========   ==========  ============


                                                               Gross Amount at Which
                                                            Carried at Close of Period
                                                         ------------------------------
                                                                    Buildings
                                                                       And                    Accumulated      Date
               Description                                Land     Improvements    Total      Depreciation   Acquired
               -----------                                ----     ------------    -----      -----------    --------

RETAIL:

Melrose Crossing Shopping          Melrose Park, IL    $   569,462 $  4,277,411 $ 4,846,873   $ 2,876,182      1988

Matthews Township Festival
  Shopping Center                  Matthews, NC          2,249,562    9,951,353  12,200,915     3,846,623      1988

Sutton Square Shopping             Raleigh, NC           2,637,550   11,340,444  13,977,994     3,448,891      1988
  Center                                               ----------- ------------ -----------   -----------
                                                         5,456,574   25,569,208  31,025,782    10,171,696
                                                       ----------- ------------ -----------   -----------

OFFICE:

Commerce Plaza Office Building     Richmond, VA            556,352    7,130,238   7,686,590     2,497,192      1987

Century Pak I Office Complex       Kearny Mesa, CA       1,092,744    6,378,870   7,471,614     3,236,213      1986

568 Broadway Office Building       New York, NY            922,338    6,776,102   7,698,440     2,971,853      1986

Seattle Tower  Office Building     Seattle, WA             724,808    3,442,441   4,167,249     1,503,865      1986
                                                       ----------- ------------ -----------   -----------
                                                         3,296,242   23,727,651  27,023,893    10,209,123
                                                       ----------- ------------ -----------   -----------

INDUSTRIAL:

Commonwealth Industrial Park       Fullerton, CA         2,032,937    4,443,269   6,476,206     1,922,821      1987

TMR Warehouses                     Various, OH             397,271    5,805,156   6,202,427     1,633,523      1988

Melrose (Lot #7)                   Melrose Park, IL        486,628           --     486,628            --      1988
                                                       ----------- ------------ -----------   -----------
                                                         2,916,836   10,248,425  13,165,261     3,556,344
                                                       ----------- ------------ -----------   -----------
                                                       $11,669,652 $ 59,545,284 $71,214,936   $23,937,163
                                                       =========== ============ ===========   ===========


Note: The aggregate cost for Federal income tax purposes is $125,685,557 at December 31, 1999

HIGH EQUITY PARTNERS L.P. - SERIES 86


NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999


(A)      RECONCILIATION OF REAL ESTATE OWNED:



                                                                          December 31,
                                                            --------------------------------------------
                                                            1999                 1998               1997
                                                            ----                 ----               ----

BALANCE AT BEGINNING OF YEAR                             $70,577,313          $69,554,362       $ 71,595,126

ADDITIONS DURING THE YEAR
     Improvements to Real Estate                             637,623            1,022,951            955,591

SUBTRACTIONS DURING THE YEAR
     Sales - Net                                                  --                   --        (2,996,355)

                                                         -----------          -----------       ------------

BALANCE AT END OF YEAR (1)                               $71,214,936          $70,577,313        $69,554,362
                                                         ===========          ===========        ===========

       (1) INCLUDES INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.



(B)      RECONCILIATION OF ACCUMULATED DEPRECIATION:


                                                                          December 31,
                                                            --------------------------------------------
                                                            1999                 1998               1997
                                                            ----                 ----               ----


BALANCE AT BEGINNING OF YEAR                             $22,228,503          $20,422,562       $ 20,076,515

ADDITIONS DURING THE YEAR
     Depreciation Expense(1)                               1,708,660            1,805,941          1,652,331

SUBTRACTIONS DURING THE YEAR
     Sales                                                        --                   --         (1,306,284)
                                                         -----------          -----------       ------------

BALANCE AT END OF YEAR                                   $23,937,163          $22,228,503       $ 20,422,562
                                                         ===========          ===========       ============

(1)      DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE
         METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.