Form 10-Q
period 2000-03-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 2000-05-15
CIK 784054

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

                  For the quarterly period ended March 31, 2000

                         Commission file number 0-15753

                      HIGH EQUITY PARTNERS L.P. - SERIES 86
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    13-3314609
       (State or other jurisdiction of                     (I.R.S.Employer
        incorporation or organization)                   Identification No.)

               5 Cambridge Center, 9th Floor, Cambridge, MA 02142
                    (Address of principal executive offices)

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information
Item I.  Financial Statements

         Balance Sheets - March 31, 2000 and December 31, 1999 ..............  1

         Statements of Operations - Three Months Ended
         March 31, 2000 and 1999 ............................................  2

         Statement of Partners' Equity - Three Months Ended March 31, 2000 ..  3

         Statements of Cash Flows - Three Months Ended
         March 31, 2000 and 1999 ............................................  4

         Notes to Financial Statements ......................................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 13

Part II. Other Information:

         Exhibits and Reports on Form 8-K ................................... 14

Signatures .................................................................. 15

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                                 BALANCE SHEETS

                                             March 31, 2000   December 31, 1998
                                             --------------   -----------------
ASSETS

Real estate -- net                             $46,878,062       $47,277,773
Cash and cash equivalents                       13,665,535        12,675,936
Other assets                                     3,393,517         3,381,222
Receivables - net                                   76,546            78,570
                                               -----------       -----------

                                               $64,013,660       $63,413,501
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses          $ 1,711,951       $ 1,774,695
Due to affiliates                                  276,282           466,528
                                               -----------       -----------

                                                 1,988,233         2,241,223
                                               -----------       -----------

Commitments and contingencies (Note 6 and 7)

PARTNERS' EQUITY:

Limited partners' equity (588,010 units
   issued and outstanding)                      58,923,210        58,112,718
General partners' equity                         3,102,217         3,059,560
                                               -----------       -----------

                                                62,025,427        61,172,278
                                               -----------       -----------

                                               $64,013,660       $63,413,501
                                               ===========       ===========

                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF OPERATIONS

                                                         For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          2000          1999
                                                          ----          ----

Rental Revenue                                         $2,916,165     $3,024,622
                                                       ----------     ----------

Costs and Expenses:

   Operating expenses                                   1,028,854        984,680
   Depreciation and amortization                          551,425        514,576
   Partnership asset management fee                       216,077        321,358
   Administrative expenses                                314,306        719,186
   Property management fee                                102,131         99,331
                                                       ----------     ----------
                                                        2,212,793      2,639,131
                                                       ----------     ----------

Income before interest and other income                   703,372        385,491

   Interest income                                        149,777        105,669
   Other income                                                --         78,200
                                                       ----------     ----------

Net income                                             $  853,149     $  569,360
                                                       ==========     ==========

Net income attributable to:

   Limited partners                                    $  810,492     $  540,892
   General partners                                        42,657         28,468
                                                       ----------     ----------

Net income                                             $  853,149     $  569,360
                                                       ==========     ==========

Net income per unit of limited partnership
   interest (588,010 units outstanding)                $     1.38     $     0.92
                                                       ==========     ==========

                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          STATEMENT OF PARTNERS' EQUITY

                                           General       Limited
                                          Partners'     Partners'
                                           Equity         Equity        Total
                                           ------         ------        -----

Balance, January 1, 2000                 $ 3,059,560   $58,112,718   $61,172,278

Net income for the three months
   ended March 31, 2000                       42,657       810,492       853,149
                                         -----------   -----------   -----------

Balance, March 31, 2000                  $ 3,102,217   $58,923,210   $62,025,427
                                         ===========   ===========   ===========

                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF CASH FLOWS

                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2000            1999
                                                       ----            ----

Cash Flows From Operating Activities:

   Net income                                      $    853,149    $    569,360
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                     551,425         514,576
      Straight line adjustment for stepped
        lease rentals                                     8,947         (25,041)
   Changes in asset and liabilities:
      Accounts payable and accrued expenses             (62,744)        605,601
      Due to affiliates                                (190,246)        (93,167)
      Receivables                                         2,024        (107,776)
      Other assets                                      (96,502)        (24,654)
                                                   ------------    ------------

   Net cash provided by operating activities          1,066,053       1,438,899
                                                   ------------    ------------

Cash Flows From Investing Activities:

   Improvements to real estate                          (76,454)       (121,628)
                                                   ------------    ------------

Cash Flows From Financing Activities:

   Distributions to partners                                 --        (711,801)
                                                   ------------    ------------

Increase in Cash and Cash Equivalents                   989,599         605,470

Cash and Cash Equivalents, Beginning of Year         12,675,936      10,220,165
                                                   ------------    ------------

Cash and Cash Equivalents, End of Quarter          $ 13,665,535    $ 10,825,635
                                                   ============    ============

                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

      The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form l0-K for the year ended December 3l, 1999.

      The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Investment in Joint Ventures

      Certain properties were purchased in joint ventures ownership with affiliated partnership that have the same, or affiliated general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership is financial statements present the assets, liabilities, revenues and expenses of the joint venture on a pro rata basis in accordance with the Partnerships percentage of ownership.

      Real Estate

      Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Real Estate (continued)

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

3.    RELATED PARTY TRANSACTION

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

      From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the three months ended March 31, 1999, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $25,500. Effective October 21, 1999 Presidio entered into a service agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

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

      For the quarters ended March 31, 2000 and 1999, Resources Supervisory was entitled to receive $102,131 and $99,331, respectively, of which $91,926 and $84,650 was paid to unaffiliated management companies, respectively for property management services and the balance was retained by Resources Supervisory.

      For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner received $50,000 for each of the quarters ended March 31, 2000 and 1999.

      For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $973,293. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For the quarters ended March 31, 2000 and 1999 the Managing General Partner earned $216,077 and $321,358, respectively.

      The General Partners are allocated 5% of the net income of the Partnership which amounted to $42,657 and $28,468 for the quarters ended March 31, 2000 and 1999, respectively. They are also entitled to receive 5% of distributions, which amounted to $35,590 for the quarter ended March 31, 1999.

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

      In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement,

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

      Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. In addition, Olympia has the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia purported to exercise this right subsequent to quarter end.

      Subsequent to the expiration of the tender offer described above, Millennium Funding III Corp. purchased an additional 17,471 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millennium Funding III Corp. represents approximately 13.5% of the outstanding limited partnership units of the Partnership.

      Pursuant to the settlement of class action lawsuit (see Note 7), Millenium Funding III LLC, a wholly owned subsidiary of Presidio completed a tender offer in January 2000, purchasing approximately 6.7% or 39,596 limited partnership units for $103.05 per unit or $4,080,368 in total. As a result of these purchases as well as the other purchases of units by the affiliates of the General Partners, affiliates of the General Partner own 139,649 units representing approximately 23.75% of the total outstanding units.

4.    REAL ESTATE

      The following table is a summary of the Partnership's real estate as of:

                                          March 31, 2000   December 31, 1999
                                          --------------   -----------------

      Land                                 $ 11,669,652      $ 11,669,652
      Buildings and improvements             59,620,738        59,545,284
                                           ------------      ------------

                                             71,290,390        71,214,936

      Less:  Accumulated depreciation       (24,412,328)      (23,933,163)
                                           ------------      ------------

                                           $ 46,878,062      $ 47,277,773
                                           ============      ============

5.    DUE TO AFFILIATES

                                              March 31, 2000  December 31, 1999
                                              --------------  -----------------

      Partnership asset management fee           $216,077         $330,577
      Property asset management fee                10,205           35,951
      Non-accountable expense reimbursement        50,000          100,000
                                                 --------         --------

                                                 $276,282         $466,528
                                                 ========         ========

      Such amounts were paid in the subsequent quarters.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

6.    COMMITMENTS AND CONTINGENCIES

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

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the excavation of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of the property. The suit seeks a judgment requiring removal of the sidewalk shed (since removed), compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

7.    SETTLEMENT OF LAWSUIT

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

7.    SETTLEMENT OF LAWSUIT (CONTINUED)

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership had $13,665,535 in cash and cash equivalents at March 31, 2000. Cash and cash equivalents are temporarily invested in short term instruments and together with cash flow from operations are expected to be sufficient to fund future capital improvements to the Partnership's properties.

The Partnership's level of liquidity based upon cash and cash equivalents increased by $989,599 at March 31, 2000 as compared to December 31, 1999. The increase in cash and cash equivalents at March 31, 2000 is due to $1,066,053 of cash provided by operating activities which was partially offset by $76,454 of cash used for capital expenditures. The Partnership primary source of funds is cash flow from the operation of its properties, principally rents received from tenants less property operating expenses. .

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to its properties and for leasing commissions. Vacancies at Mathew Festival and Commonwealth are currently being marketed to a variety of potential tenants. The Partnership is currently funding operating expenses at these locations from cash reserves. If and when replacement tenants are secured, it is likely that capital expenditures will be required to fund tenant improvements and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize its remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As discussed in "Item 1. Financial Statements-Note 7", the Partnership entered into a settlement agreement relating to a class action lawsuit. In light of the current implementation of the settlement and the filing of the Registration Statement pursuant to which the General Partners are using their best efforts to reorganize the Partnership into a real estate investment trust, the General Partners have suspended any distributions until such reorganization is either approved or disapproved.

Results of Operations

The Partnership experienced a 48% increase in net income to $853,149 for the three months ended March 31, 2000 from $569,360 for the three months ended March 31, 1999. The increase in net income is due to a decrease in costs and expenses and an increase in interest income which more than offset decreases in rental revenue and other income.

Rental revenues for the three months ended March 31, 2000 decreased to $2,916,165 or 3.5% from $3,024,622 for the same period in 1999. Rental revenues decreased primarily due to lower percentage rental income.

Costs and expenses decreased by $426,338 or 16.2% for the three months ended March 31, 2000 as compared to 1999, primarily due to a decrease in administrative expenses ($404,880) and partnership asset management fees ($105,281). These decreases were partially offset by an increase in operating expenses ($44,174), depreciation and amortization ($36,849) and property management fees ($2,800).

Administrative expenses decreased as legal expenses associated with the class action litigation were incurred in 1999 with no similar changes in 2000. In addition, partnership asset management fees decreased for the first quarter of 2000 as compared to the first quarter of 1999. Operating expenses increased due to higher utility expense and real estate taxes. Depreciation and amortization expense increased due to real estate improvements in 1999.

Interest income increased during the three months ended March 31, 2000 as compared to the same period in 1999 due to higher cash balances. Other income decreased during the three months ended March 31, 2000 due to not receiving any investor transfer fees.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            27. Financial schedule is filed as an exhibit to this report.

      (a)   Reports on Form 8-K:

No report of Form 8-K was filed during this period.

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

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

                        High Equity Partners L.P. - Series 86

                        By: Resources Capital Corp.,
                            Administrative General Partner


Dated: May 12, 2000         By: /s/ Michael L. Ashner
                                ---------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


Dated: May 12, 2000         By: /s/ Carolyn B. Tiffany
                                ----------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)