Form 10-Q
period 2000-06-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 2000-08-15
CIK 784054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                         Commission file number 0-15753


                      HIGH EQUITY PARTNERS L.P. -- SERIES 86
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            13-3314609
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


               5 Cambridge Center, 9th Floor, Cambridge, MA 02142
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

================================================================================

                      HIGH EQUITY PARTNERS L.P. -- SERIES 86

                            FORM 10-Q -- JUNE 30, 2000


                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item I. Financial Statements

                 Balance Sheets -- June 30, 2000 and December 31, 1999......  3

                 Statements of Operations -- Three and Six Months Ended
                    June 30, 2000 and 1999..................................  4

                 Statement of Partners' Equity -- Six Months Ended
                    June 30, 2000...........................................  5

                 Statements of Cash Flows -- Six Months Ended
                    June 30, 2000 and 1999..................................  6

                 Notes to Financial Statements.............................   7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................... 14

         Item 3. Quantitative and Qualitative Disclosures about Market
                   Risk..................................................... 16


PART II. OTHER INFORMATION:

         Item 6. Exhibits and Reports on Form 8-K .......................... 17

         Signatures ........................................................ 18

                      HIGH EQUITY PARTNERS L.P. -- SERIES 86

                            FORM 10-Q -- JUNE 30, 2000

                                 BALANCE SHEETS

                                                     JUNE 30,       DECEMBER 31,
                                                       2000             1999
                                                    -----------      -----------
ASSETS

Real estate - net ............................      $46,702,559      $47,277,773
Cash and cash equivalents ....................       14,629,511       12,675,936
Other assets .................................        3,505,303        3,381,222
Receivables ..................................          176,336           78,570
                                                    -----------      -----------
                                                    $65,013,709      $63,413,501
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ........      $ 1,657,727      $ 1,774,695
Due to affiliates ............................          262,898          466,528
                                                    -----------      -----------
                                                      1,920,625        2,241,223
                                                    -----------      -----------
Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (588,010
     units issued and outstanding) ...........       59,937,484       58,112,718
General partners' equity .....................        3,155,600        3,059,560
                                                    -----------      -----------
                                                     63,093,084       61,172,278
                                                    -----------      -----------
                                                    $65,013,709      $63,413,501
                                                    ===========      ===========


                       See notes to financial statements.

                                    HIGH EQUITY PARTNERS L.P. -- SERIES 86

                                          FORM 10-Q -- JUNE 30, 2000

                                           STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      -------------------------     -------------------------
                                                         2000           1999           2000           1999
                                                      ----------     ----------     ----------     ----------
Rental Revenue ....................................   $2,844,905     $2,959,922     $5,761,070     $5,984,544
                                                      ----------     ----------     ----------     ----------
Costs and Expenses:
   Operating expenses .............................      872,404        989,734      1,901,258      1,974,412
   Depreciation and amortization ..................      479,570        514,576      1,030,995      1,029,152
   Partnership management fee .....................      216,077        321,358        432,154        642,716
   Administrative expenses ........................      331,784        196,145        646,090        915,331
   Property management fee ........................       70,579        103,045        172,710        202,376
                                                      ----------     ----------     ----------     ----------
                                                       1,970,414      2,124,858      4,183,207      4,763,987
                                                      ----------     ----------     ----------     ----------

Income before interest and other income ...........      874,491        835,064      1,577,863      1,220,557
   Interest income ................................      183,116        142,812        332,893        248,481
   Other income ...................................       10,050          9,830         10,050         88,030
                                                      ----------     ----------     ----------     ----------
Net income ........................................   $1,067,657     $  987,706     $1,920,806     $1,557,068
                                                      ==========     ==========     ==========     ==========
Net income attributable to:
   Limited partners ...............................   $1,014,274     $  938,321     $1,824,766     $1,479,215
   General partners ...............................       53,383         49,385         96,040         77,853
                                                      ----------     ----------     ----------     ----------
Net income ........................................   $1,067,657     $  987,706     $1,920,806     $1,557,068
                                                      ==========     ==========     ==========     ==========

Net income per unit of limited Partnership
    interest (588,010 units Outstanding) ..........   $     1.72     $     1.60     $     3.10     $     2.52
                                                      ==========     ==========     ==========     ==========

                                  See notes to financial statements.

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000


                          STATEMENT OF PARTNERS' EQUITY


                                         GENERAL        LIMITED
                                        PARTNERS'      PARTNERS'
                                          EQUITY         EQUITY         TOTAL
                                       -----------    -----------    -----------
Balance, January 1, 2000 ..........    $ 3,059,560    $58,112,718    $61,172,278

Net income for the six
   months ended June 30, 2000 .....         96,040      1,824,766      1,920,806
                                       -----------    -----------    -----------

Balance, June 30, 2000 ............    $ 3,155,600    $59,937,484    $63,093,084
                                       ===========    ===========    ===========





                        See notes to financial statements

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

                            STATEMENTS OF CASH FLOWS


                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                        2000           1999
                                                   ------------    ------------

Cash Flows From Operating Activities:

    Net income .................................   $  1,920,806    $  1,557,068
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization ..........      1,030,995       1,029,152
        Straight line adjustment for stepped
          lease rentals ........................         15,861         (50,082)
    Changes in asset and liabilities:
        Other assets ...........................       (289,705)        (78,446)
        Receivables ............................        (97,766)       (133,814)
        Accounts payable and accrued expenses ..       (116,968)        615,032
        Due to affiliates ......................       (203,630)        (88,981)
                                                   ------------    ------------

    Net cash provided by operating activities ..      2,259,593       2,849,929
                                                   ------------    ------------
Cash Flows From Investing Activities:

    Improvements to real estate ................       (306,018)       (176,400)
                                                   ------------    ------------

Cash Flows From Financing Activities:

    Distributions to partners ..................           --        (1,423,602)
                                                   ------------    ------------

Increase in Cash and Cash Equivalents ..........      1,953,575       1,249,927

Cash and Cash Equivalents, Beginning of Year ...     12,675,936      10,220,165
                                                   ------------    ------------

Cash and Cash Equivalents, End of Quarter ......   $ 14,629,511    $ 11,470,092
                                                   ============    ============



                       See notes to financial statements.

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


1. GENERAL

   The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form l0-K for the year ended December 3l, 1999.

   The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. SIGNIFICANT ACCOUNTING POLICIES

   Investment in Joint Ventures

   Certain properties were purchased in joint ventures with affiliated partnership that have the same or affiliated general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

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

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

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

3. RELATED PARTY TRANSACTION

   The Investment General Partner of the Partnership, Resources High Equity, Inc., and the Administrative General Partner of the Partnership, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Investment and Administrative General Partners, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

   From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. Effective October 21, 1999, Presidio entered into a service agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

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

   For the quarter ended June 30, 2000, Resources Supervisory was entitled to receive $70,579. Due to flat fee agreements with certain properties and collection of outstanding receivables, $70,579 was paid to unaffiliated management companies for property management services for the quarter ended June 30, 2000. For the quarter ended June 30, 1999, Resources Supervisory was entitled to receive $103,045 of which $84,178 was paid to unaffiliated management companies for property management services and the balance was retained by Resources Supervisory.

   For the six months ended June 30, 2000, Resources Supervisory was entitled to receive $172,710. Due to flat fee agreements with certain properties and collection of outstanding receivables, $165,684 was paid to unaffiliated management companies for property management services. For the six months ended June 30, 1999, Resources Supervisory was entitled to receive $202,376, of which $168,828 was paid to unaffiliated management companies for property management services.

   For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner received $50,000 for each of the quarters ended June 30, 2000 and 1999. The Administrative General Partner received $100,000 for each of the six-month periods ended June 30, 2000 and 1999.

   For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $973,293. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined As the appraised value of all the assets of the Partnership based on the most recent appraisal. For the quarters ended June 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $216,077 and $321,358, respectively. For the six-month periods ended June 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $432,154 and $642,716 respectively.

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3. RELATED PARTY TRANSACTIONS (CONTINUED)

   The General Partners are allocated 5% of the net income of the Partnership which amounted to $53,383 and $49,385 for the quarters ended June 30, 2000 and 1999, respectively. Net income allocated to the General Partners amounted to $96,040 and $77,853 for the six months ended June 30, 2000 and 1999 respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $35,590 for the quarter ended June 30, 1999. Distributions allocated to the General Partner amounted to $71,180 for the six months ended June 30, 1999.

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

   In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. In addition, Olympia has the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia recently exercised this right, and it is anticipated that Presidio or its affiliates will acquire an additional 16,365 units.

   Subsequent to the expiration of the tender offer described above, Millennium Funding III Corp. purchased an additional 17,471 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millennium Funding III Corp. represents approximately 13.5% of the outstanding limited partnership units of the Partnership.

   Pursuant to the settlement of class action lawsuit (see Note 7), Millennium Funding III LLC, a wholly owned subsidiary of Presidio completed a tender offer in January 2000, purchasing approximately 6.7% or 39,596 limited partnership units for $103.05 per unit or $4,080,368 in total. As a result of these purchases as well as the other purchases of units by the affiliates of the General Partners, affiliates of the General Partner own 139,649 units representing approximately 23.75% of the total outstanding units.

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


4. REAL ESTATE

   The following table is a summary of the Partnership's real estate as of:

                                                  JUNE 30,         DECEMBER 31,
                                                    2000              1999
                                                ------------       ------------

   Land ..................................      $ 11,669,652       $ 11,669,652
   Buildings and improvements ............        59,851,302         59,545,284
                                                ------------       ------------

                                                  71,520,954         71,214,936

   Less: Accumulated depreciation ........       (24,818,395)       (23,933,163)
                                                ------------       ------------

                                                $ 46,702,559       $ 47,277,773
                                                ============       ============

5 DUE TO AFFILIATES

                                                  JUNE 30,         DECEMBER 31,
                                                    2000              1999
                                                ------------       ------------

   Partnership management fee .............     $    212,898       $    330,577
   Property management fee ................             --               35,951
   Non-accountable expense reimbursement ..           50,000            100,000
                                                ------------       ------------

                                                $    262,898       $    466,528
                                                ============       ============
   Such amounts were paid in the subsequent quarters


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

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000

                            STATEMENTS OF OPERATIONS


7.   SETTLEMENT OF LAWSUIT (CONTINUED)

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

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000


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

Liquidity and Capital Resources

The Partnership had $14,629,511 in cash and cash equivalents at June 30, 2000. Cash and cash equivalents are temporarily invested in short term instruments and together with cash flow from operations are expected to be sufficient to fund future capital improvements to the Partnership's properties.

The Partnership's level of liquidity based upon cash and cash equivalents increased by $1,953,575 at June 30, 2000 as compared to December 31, 1999. The increase in cash and cash equivalents at June 30, 2000 is due to $2,259,593 of cash provided by operating activities which was partially offset by $306,018 of cash used for capital expenditures. The Partnership primary source of funds is cash flow from the operation of its properties, principally rents received from tenants less property operating expenses.

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

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000


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

Results of Operations

The Partnership experienced an increase of $79,951 or 8.1% in net income to $1,067,657 for the three months ended June 30, 2000 from $987,706 for the three months ended June 30, 1999. The increase in net income is due a decrease in costs and expenses of $154,444 as well as an increase in interest income of $40,304 which more than offsets the decrease in rental revenue of 115,017. For the six months ended June 30, 2000, the Partnership experienced an increase of $363,738 or 23.4% in net income to $1,920,806 from $1,557,068 for the six months ended June 30, 1999. The increase is due to the reduction in costs and expenses of $580,780 as well as an increase in interest income of $84,412 which more than offset the decrease in rental revenue of $223,474 and a decrease in other income of $77,980.

Rental revenues for the three months ended June 30, 2000 decreased $115,017 or 3.9% to $2,844,905 from $2,959,922 for the same period in 1999. Rental revenues decreased primarily due to lower common area maintenance and real estate tax reimbursement than for the three months ending June 30, 1999.

Rental revenues for the six months ended June 30, 2000 decreased $223,474 or 3.7% to $5,761,070 from $5,984,544 for the six months ended June 30, 1999. The decrease resulted from lower percentage rental income and lower common area maintenance and real estate tax reimbursement.

The decrease in costs and expenses of $154,444 for the three months ended June 30, 2000 as compared to 1999 is primarily due to a decrease in partnership management fees ($105,281), depreciation and amortization ($35,006), operating expenses ($117,330) and property management fees (32,466). These decreases were partially offset by an increase in administrative expenses ($135,639).

Partnership management fees decreased due to the amendment to the partnership agreement that has the fee being calculated on 1.25% of the Gross Asset Value of the partnership. "Item 1 Financial Statements-Note 3. Operating expenses decreased primarily due to parking lot maintenance at Melrose Crossing being down by approximately $40,000 and real estate taxes being down by approximately $75.000. Administrative expense increased due to legal fees incurred for the conversion of the partnership to a Real Estate Investment Trust (REIT).

The decrease in costs and expense for the six months ended June 30, 2000 as compared to 1999, are primarily due to a decrease in administrative expenses of ($269,241), partnership management fees ($210,562), operating expenses ($73,154) and property management fees ($29,666). These decreases were partially offset by an increase depreciation and amortization ($1,843).

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Administrative expenses decreased due to legal expenses associated with the conversion of the partnership to a REIT were less than the legal fees associated with the class action litigation. In addition, partnership asset management fees decreased for the first six months of 2000 as compared to the first six months of 1999 as a result of an amendment to the Partnership Agreement which changed the calculation of such fee. Item 1 Financial Statements Note - 3. Depreciation and amortization expense increased due to real estate improvements in 1999.

Interest income increased during the three and six months ended June 30, 2000 as compared to the same period in 1999 due to higher cash balances. Other income increased during the three months ended June 30, 2000 due to the receipt of more investor transfer fees. However, other income decreased during the six months ended June 30, 2000 due to the receipt of fewer investor transfer fees.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                                    HIGH EQUITY PARTNERS L.P. -- SERIES 86

                                          FORM 10-Q -- JUNE 30, 2000


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:

             27.  Financial schedule is filed as an exhibit to this report.

         (b) Reports on Form 8-K:

No report of Form 8-K was filed during this period.

                     HIGH EQUITY PARTNERS L.P. -- SERIES 86

                           FORM 10-Q -- JUNE 30, 2000


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

                               High Equity Partners L.P. - Series 86

                               By: Resources Capital Corp.,
                                   Administrative General Partner


Dated: August 14, 2000         By: /s/ MICHAEL L. ASHNER
                                   ---------------------
                                   Michael L. Ashner
                                   President and Director
                                   (Principal Executive Officer)


Dated: August 14, 2000         By: /s/ CAROLYN B. TIFFANY
                                   ----------------------
                                   Carolyn B. Tiffany
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)