Form 10-K/A
period 1999-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 2000-09-15
CIK 784054

================================================================================

                                   FORM 10-K/A
                                 Amendment No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1999                                                        0-15753


                      HIGH EQUITY PARTNERS L.P. - SERIES 86
                      -------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3314609
-------------------------------                           ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                      02142
--------------------------------------------                   -----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (617) 234-3000
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

                                      None

================================================================================

     The Annual Report on Form 10-K for the Year ended December 31, 1999 of High Equity Partners, L.P. - Series 86 is hereby amended by deleting (i) Item 1. - Competition; (ii) Item 1 - Employees, (iii) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Real Estate Market, and (iv) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Assets in their entirety and inserting the following in lieu thereof:


(i) Item 1 - Competition

Competition

     The real estate business is highly competitive and, as discussed more particularly in "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market", the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.


(ii) Item 1 - Employees

Employees

     On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

     The Partnership does not have any employees. Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the Managing General Partner and the Partnership. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

     Presidio determined that it would be more cost effective to retain AP-PCC III, L.P. (the "Agent") to provide asset management and investor services for the Partnership. Accordingly, on October 21, 1999 Presidio entered into a Services Agreement with the Agent pursuant to which the

Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

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


(iii) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market

Real Estate Market

     In the markets in which the Partnership's properties are located, the market values of existing properties continue to recover from the effects of the substantial decline in the real estate market in the early 1990's. However, in select markets, values have been slow to recover, and high vacancy rates continue to exist in some areas. The geographic diversity of the Partnership's properties decreases the risk of a significant partnership devaluation resulting from an isolated market slump in a particular region. The overall economic outlook for the specific markets in which the Partnership's properties are located continues to be stable to improving.

     The outlook is particularly positive for 568 Broadway as office and retail space in the Midtown South sub-market in which 568 Broadway is located is becoming increasingly popular. Little new office and retail space inventory have been introduced to offset demand in the area, resulting in a favorable operating environment for the property. Rents are thus anticipated to continue to increase at the property for the foreseeable future.

     Likewise, the outlook for Seattle Tower is positive as extraordinary business development in the Puget Sound region and the demand for space in the central business district of Seattle continue. Nonetheless, due to the age of many of the leases at the building, and the functional obsolescence of the building for many potential tenants, much of the space at Seattle Tower is currently leased at below market rental rates. The property thus has the potential for substantially improved operations as current leases expire and the capital needs of the property are addressed. In an effort to maximize rents, over the next four years, in excess of $2.5 million is budgeted for capital improvements at Seattle Tower. This capital work will attempt to address the extremely outdated mechanical systems and the lack of technological infrastructure at the property, both of which are currently impeding the property's realization of market rental rates. It is anticipated that these improvements coupled with expected overall growth in the office market in downtown Seattle would position the property for a substantial improvement in operations in the future.

     The expectations are also positive for improving market conditions in Columbus, Ohio, a market in which the Partnership has an interest in three warehouse properties. Columbus has become a hub for North American distribution facilities and substantial construction activity is producing increased competition for the Partnership's properties. Nevertheless, values are expected to continue to improve for properties comparable to those in which the Partnership has an interest. The realization of any market appreciation will however be subject to the terms of the existing leases which are not due to expire for several years at the Partnership's properties in these locations.

     The prospects for the Partnership's retail properties are also generally favorable. Sutton Square Shopping Center is located in the Raleigh Durham market that is experiencing high demand for retail space and low vacancy. Matthew's Festival is located in the Charlotte, North Carolina market which is also experiencing generally favorable economic conditions resulting largely from investment in the area by foreign manufacturers. Both areas are experiencing household formation and income growth, and the properties' sub-markets are deemed to be middle to upper middle-income areas. While it is still meeting its leasehold obligations, the anchor tenant at Matthew's Festival no longer operates a store at the site and this has hindered leasing efforts at the property. Therefore, while both properties are well positioned to benefit from a forecasted improvement in regional market conditions, the lack of an operating anchor tenant at Matthew's Festival is expected to continue to adversely affect that property's ability to lease in-line space.

     The Partnership's property in Melrose Park, Illinois continues to experience extremely poor operating conditions. While the broader Chicago market is experiencing economic and population growth which is creating a positive environment for real estate appreciation, the trade area in which the property is located is experiencing a decline in population. This decline coupled with the related flight from the area by big box retailers has left many retail properties, including the Partnership's property, suffering from high vacancy and low rental rates. Vehicular access to the Partnership's property is also difficult, further contributing to the negative outlook for the property in the foreseeable future.

     Operations at Commonwealth Industrial Park are expected to be positively influenced by generally favorable industrial trends in the Orange County market in which the property is located. Vacancy in the market for comparable properties is low and the property's market is a mature one with consistent recent growth in rental rates. Commonwealth is not considered, however, to be among the most highly demanded industrial properties in the area as many tenants in the market are seeking highly planned newer properties in the region that have more technologically advanced space. Commonwealth is therefore more appealing to local or regional tenants that do not require highly functional state of the art facilities.

     Demand for office and research and development space in the Kearny Mesa office sub-market in which Century Park is located is very strong contributing to historically high occupancy levels in the area. New supply that is entering the marketplace is, however, expected to slow the growth of rental rates and the market has begun to soften slightly. Nonetheless, overall growth in the real estate market is expected to continue and the property is believed to be well situated and adequately configured to benefit from this anticipated improvement. The extent to which Century Park will realize the benefit of any market appreciation will, however, be subject to the terms of the existing leases at the property, which are not scheduled to expire for several years.

     Commonwealth Park is located in the northwestern section of Richmond, Virginia, an area that has seen generally good economic conditions in the recent past. The property is in an expanding neighborhood that is considered to be the primary suburban office sub-market in the Richmond area. Several developments in the area have produced an increase in competitive space for the property. The most significant of these developments, Innsbrook Office Park has been established as the most desirable office location in the immediate area, resulting in Commonwealth becoming a secondary alternative with lower rental rates. Nonetheless, Commonwealth's operations are expected to benefit from the overall ongoing growth in the area.

     Technological changes are also occurring which may reduce the space needs of many tenant and potential tenants and may alter the demand for amenities and power supplies at the Partnership's properties. As a result of these changes and the continued risk for overall market volatility, the Partnership's potential for realizing the full value of its investment in the properties is at continued risk.

(iv) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Assets.

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

     If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

     Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

     Management is not aware of any other current trends, events, or commitments that will have a significant impact on the long-term value of the properties. However, because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize. Actual results may vary from the estimates and the variances may be material.

     All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1997 through December 31, 1999.

     The following table represents the write-downs for impairment recorded against the Partnership's assets held at December 31, 1999.


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
                                                    -----------
                                                    $54,471,150
                                                    ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      HIGH EQUITY PARTNERS, L.P.-SERIES 86

                                      By:      RESOURCES CAPITAL CORP.
                                               Administrative General Partner



Dated: September 14, 2000                By:  /s/ Michael L. Ashner
                                             ----------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer