Form 10-Q
period 2000-09-30
HIGH EQUITY PARTNERS L P SERIES 86
filed 2000-11-14
CIK 784054

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         Commission file number 0-15753

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                                      INDEX


                                                                                Page No.
                                                                                --------
Part I. Financial Information:

Balance Sheets--September 30, 2000 and December 31, 1999                            3

Statements of Operations--Three and Nine Months Ended September 30, 2000
and 1999                                                                            4

Statement of Partners' Equity-- Nine Months Ended September 30, 2000                5

Statements of Cash Flows-- Nine Months Ended September 30, 2000 and 1999            6

Notes to Financial Statements                                                     7 - 13

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                              14 - 17

Part II. Other Information:

Legal Proceedings, Other Events and Exhibits
and Reports on Form 8-K                                                            18


     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                                 BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2000           1999
                                                  -----------     -----------
ASSETS

Real estate - net                                 $46,315,682     $47,277,773
Cash and cash equivalents                          16,465,000      12,675,936
Other assets                                        3,416,845       3,381,222
Receivables                                           204,613          78,570
                                                  -----------     -----------

                                                  $66,402,140     $63,413,501
                                                  ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses             $ 1,387,909     $ 1,774,695
Due to affiliates                                     326,624         466,528
                                                  -----------     -----------

                                                    1,714,533       2,241,223
                                                  -----------     -----------

Commitments and contingencies (Note 6)

PARTNERS' EQUITY:

Limited partners' equity (588,010
     units issued and outstanding)                 61,452,281      58,112,718
General partners' equity                            3,235,326       3,059,560
                                                  -----------     -----------

                                                   64,687,607      61,172,278
                                                  -----------     -----------

                                                  $66,402,140     $63,413,501
                                                  ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                            STATEMENTS OF OPERATIONS


                                             FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------      --------------------------
                                                2000            1999             2000           1999
                                             ----------      ----------      ----------      ----------
Rental Revenue                               $3,175,716      $2,901,252      $8,936,786      $8,885,796
                                             ----------      ----------      ----------      ----------

Costs and Expenses:

  Operating expenses                            763,793         863,771       2,665,051       2,838,183
  Depreciation and amortization                 560,693         514,576       1,591,688       1,543,728
  Partnership management fee                    276,624         165,289         708,778         808,005
  Administrative expenses                       138,979         218,731         785,069       1,134,062
  Property management fee                        82,110          91,824         254,820         294,200
                                             ----------      ----------      ----------      ----------
                                              1,822,199       1,854,191       6,005,406       6,618,178
                                             ----------      ----------      ----------      ----------

Income before interest and other income       1,353,517       1,047,061       2,931,380       2,267,618

  Interest income                               215,256         116,323         548,149         364,804

  Other income                                   25,750          14,280          35,800         102,310
                                             ----------      ----------      ----------      ----------

Net income                                   $1,594,523      $1,177,664      $3,515,329      $2,734,732
                                             ==========      ==========      ==========      ==========

Net income attributable to:

  Limited partners                           $1,514,797      $1,118,781      $3,339,563      $2,597,996

  General partners                               79,726          58,883         175,766         136,736
                                             ----------      ----------      ----------      ----------

Net income                                   $1,594,523      $1,177,664      $3,515,329      $2,734,732
                                             ==========      ==========      ==========      ==========

Net income per unit of limited
  partnership interest (588,010 units
  outstanding)                               $     2.58      $     1.90      $     5.68      $     4.42
                                             ==========      ==========      ==========      ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          STATEMENT OF PARTNERS' EQUITY


                                                GENERAL         LIMITED
                                               PARTNERS'       PARTNERS'
                                                EQUITY          EQUITY           TOTAL
                                              ----------      -----------     -----------
Balance, January 1, 2000                      $3,059,560      $58,112,718     $61,172,278

Net income for  the nine
months ended September 30, 2000                  175,766        3,339,563       3,515,329
                                              ----------      -----------     -----------

Balance, September 30, 2000                   $3,235,326      $61,452,281     $64,687,607
                                              ==========      ===========     ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                            STATEMENTS OF CASH FLOWS

                                                    FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2000              1999
                                                  ------------     ------------
Cash Flows From Operating Activities:

  Net income                                      $  3,515,329     $  2,734,732
  Adjustments to reconcile net income to net
  Cash provided by operating activities:
    Depreciation and amortization                    1,591,688        1,543,728
    Straight line adjustment for stepped
      lease rentals                                    (29,833)         (75,123)
  Changes in asset and liabilities:
    Accounts payable and accrued expenses             (386,786)         410,105
    Due to affiliates                                 (139,904)        (246,734)
    Receivables                                       (126,043)        (223,410)
    Other assets                                      (273,984)        (161,675)
                                                  ------------     ------------

  Net cash provided by operating activities          4,150,467        3,981,623
                                                  ------------     ------------

Cash Flows From Investing Activities:

  Improvements to real estate                         (361,403)        (410,509)
                                                  ------------     ------------

Cash Flows From Financing Activities:

  Distributions to partners                               --         (2,135,403)
                                                  ------------     ------------

Increase in Cash and Cash Equivalents                3,789,064        1,435,711

Cash and Cash Equivalents, Beginning of Year        12,675,936       10,220,165
                                                  ------------     ------------

Cash and Cash Equivalents, End of Quarter         $ 16,465,000     $ 11,655,876
                                                  ============     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form l0-K for the year ended December 3l, 1999.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of such financial information have been included. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures

     Certain properties were purchased in joint ventures with affiliated partnerships that have the same or affiliated general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

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

     Revenue Recognition

     The Securities and Exchange Commission released staff accounting bulletin No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999. The Partnership has reviewed its revenue recognition policies and as a result there will be no material change in the revenue recognized by the Partnership.

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

     From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. Effective October 21,1999, Presidio entered into a service agreement with AP-PCC III, L.P. (the "Agent") pursuant to

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     which the Agent was retained to provide the asset management and investor relation services to the Partnership and other entities affiliated with the Partnership previously provided by NorthStar Presidio. The Partnership does not pay any of these fees to the Agent.

     The Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. Resources Supervisory in turn sub-contracted with management companies to provide property management services for specific properties. For the quarter ended September 30, 2000 Resources Supervisory was entitled to receive $82,110 for property management services, $81,526 of which was paid to Kestrel Management L.P. ("Kestrel"), an affiliate of the General Partners and the Agent, and $584 of which was paid to an unaffiliated management company. For the quarter ended September 30, 1999 Resources Supervisory was entitled to receive $91,824 for property management services, $74,641 of which was paid to unaffiliated management companies with the balance being retained by Resources Supervisory. For the nine months ended September 30, 2000 Resources Supervisory was entitled to receive $254,820 for property management services, $152,415 of which was paid to Kestrel and $102,405 of which was paid to unaffiliated management companies. For the nine months ended September 30, 1999 Resources Supervisory was entitled to receive $294,200 for property management services, $243,439 of which was paid to unaffiliated management companies with the balance being retained by Resources Supervisory. As of October 1, 2000 all property management services for the Partnership were being performed directly by Kestrel and Resources Supervisory was no longer performing any property management services.

     For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. The Administrative General Partner received $50,000 for each of the quarters ended September 30, 2000 and 1999. The Administrative General Partner received $150,000 for each of the nine-month periods ended September 30, 2000 and 1999.

     For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $973,293. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For the quarters ended September 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $276,624 and $165,289, respectively. For the nine-month periods ended September 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $708,778 and $808,005, respectively.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     The General Partners are allocated 5% of the net income of the Partnership which amounted to $79,726 and $58,883 for the quarters ended September 30, 2000 and 1999, respectively. Net income allocated to the General Partners amounted to $175,766 and $136,736 for the nine months ended September 30, 2000 and 1999 respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $71,180 for the nine months ended September 30, 1999.

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

     From July 1996 through March 12, 1998, Millennium Funding III Corp., a wholly owned indirect subsidiary of Presidio, purchased 45,320 units of the Partnership from various limited partners. In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 32,750 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 16,375 units, for $91.73 per unit. In addition, Olympia had the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia recently exercised this right, and Millennium Funding III, LLC, an affiliate of the General Partners, acquired an additional 16,375 units.

     Subsequent to the expiration of the tender offer described above, Millennium Funding III Corp. purchased an additional 17,471 limited partnership units from August 1998 through May 1999.

     Pursuant to the settlement of class action lawsuit (see Note 7), Millennium Funding III LLC completed a tender offer in January 2000, in which it purchased 39,596 limited partnership units (representing approximately 6.7% of the outstanding units) for $103.05 per unit or $4,080,368 in total. As a result of these purchases as well as the other purchases of units by the affiliates of the General Partners, affiliates of the General Partners own 139,649 units representing approximately 23.75% of the total outstanding units.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                         SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                         ------------------    -----------------

     Land                                  $ 11,669,652          $ 11,669,652
     Buildings and improvements              59,906,687            59,545,284
                                            -----------          -------------
                                             71,576,339            71,214,936
     Less:  Accumulated depreciation        (25,260,657)          (23,937,163)
                                            -----------          -------------

                                           $ 46,315,682          $ 47,277,773
                                           ============          ============

5.   DUE TO AFFILIATES

                                         SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                         ------------------    -----------------

     Partnership management fee               $ 276,624            $ 330,577
     Property management fee                       --                 35,951
     Non-accountable expense reimbursement       50,000              100,000
                                              ---------            ---------

                                              $ 326,624            $ 466,528
                                              =========            =========

     Such amounts were paid in the subsequent quarters.

6.   COMMITMENTS AND CONTINGENCIES

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

  a) The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

  b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the erecting of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of the property. The suit seeks a judgment requiring removal of the sidewalk shed (since removed), compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

7.   SETTLEMENT OF LAWSUIT

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the Gross Asset Value of the Partnership for 2000 and thereafter and a fixed 1999 Partnership Asset Management Fee of $973,293 or $312,139 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount").

     As of December 31, 1999, the Fee Give-Back Amount was $4.38 per Unit which amount will be reduced by approximately $.49 per Unit for each full calendar year after 1999 in which liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

     As required by the settlement, an affiliate of the General Partners, Millennium Funding III, LLC, made a tender offer to limited partners to acquire up to 39,596 Units (representing approximately 6.7% of the outstanding Units) at a price of $103.05 per Unit. The offer closed in January 2000 and all 39,596 Units were acquired in the offer.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

7.   SETTLEMENT OF LAWSUIT (CONTINUED)

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

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

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. The Partnership holds an interest in ten properties, one of which, Melrose Crossing, is currently being marketed for sale. The Partnership generates rental revenues from the commercial properties and is responsible for each property's operating expenses as well as its administrative costs.

     The Partnership had $16,465,000 in cash and cash equivalents at September 30, 2000. Cash and cash equivalents are temporarily invested in short term instruments and together with cash flow from operations are expected to be sufficient to fund future capital improvements to the Partnership's properties.

     The Partnership's level of liquidity based upon cash and cash equivalents increased by $3,789,064 at September 30, 2000 as compared to December 31, 1999. The increase in cash and cash equivalents at September 30, 2000 is due to $4,150,467 of cash provided by operating activities which was partially offset by $361,403 of cash used for capital expenditures. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants less property operating expenses.

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

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (continued)

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

     Results of Operations

     For the nine months ended September 30, 2000, the Partnership experienced an increase of $780,597 in net income to $3,515,329 from $2,734,732 for the nine months ended September 30, 1999. The increase was due to an increase in rental revenue of $50,990, a reduction in costs and expenses of $612,772 as well as an increase in interest income of $183,345 which was partially offset by a decrease in other income of $66,510. The Partnership experienced an increase of $416,859 in net income to $1,594,523 for the three months ended September 30, 2000 from $1,177,644 for the three months ended September 30, 1999. The increase in net income was due to an increase in rental income of $274,464, decrease in costs and expenses of $31,992, and an increase in interest income of $98,933.

     Rental revenues for the nine months ended September 30, 2000 increased $50,990 to $8,936,786 from $8,885,796 for the nine months ended September 30, 1999. The increase resulted from the rental of vacant spaces at Commonwealth Industrial Park and overall rental rate increase on new leasing activity.

     Rental revenues for the three months ended September 30, 2000 increased $274,464 to $3,175,716 from $2,901,252 for the same period in 1999. Rental revenues increased primarily due to the leasing of vacant space at Commonwealth Industrial Park along with higher rental rates at other properties.

     The decrease in costs and expenses for the nine months ended September 30, 2000 as compared to 1999, was primarily due to decreases in administrative expenses of ($348,993), partnership management fees ($99,227), operating expenses ($173,132) and property management fees ($39,380). These decreases were partially offset by an increase in depreciation and amortization ($47,960).

     Administrative expenses decreased due to legal expenses associated with the conversion of the Partnership to a REIT were less than the legal fees associated with the class action litigation.

     Partnership asset management fees decreased for the first nine months of 2000 as compared to the first nine months of 1999 as a result of an amendment to the Partnership Agreement which changed the calculation of such fee to 1.25% of gross asset value of the partnership. (See Item 1 Financial Statements Note - 3.)

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Results of Operations (continued)

     Operating expenses decreased primarily due to parking lot maintenance at Melrose Crossing decreasing by approximately $40,000 and real estate taxes reductions of approximately $75,000. Depreciation and amortization expense increased due to capital and tenant improvements in 1999 and 2000.

     The decrease in costs and expenses of $31,992 for the three months ended September 30, 2000 as compared to 1999 was primarily due to a decrease in operating expenses ($99,978), property management fees ($9,714), and administrative expenses ($79,752). These decreases were partially offset by an increase in depreciation and amortization ($46,117) due to major improvements at Commonwealth Industrial Park, as well as an increase in partnership management fee of ($111,335).

     Interest income increased during the three and nine months ended September 30, 2000 as compared to the same period in 1999 due to higher cash balances. Other income increased during the three months ended September 30, 2000 due to the receipt of more investor transfer fees. However, other income decreased during the nine months ended September 30, 2000 due to the receipt of fewer investor transfer fees.

     Inflation is not expected to have a material impact on the Partnership's operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27. Financial schedule is filed as an exhibit to this report.

     (b)  Reports on Form 8-K:

          No report of Form 8-K was filed during this period.

     HIGH EQUITY PARTNERS L.P. - SERIES 86 - FORM 10-Q - SEPTEMBER 30, 2000

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

                                 High Equity Partners L.P. - Series 86

                                 By:      Resources Capital Corp.,
                                          Administrative General Partner

Dated: November ___, 2000        By:  /S/ MICHAEL L. ASHNER
                                      -------------------------------
                                          Michael L. Ashner
                                          President and Director
                                          (Principal Executive Officer)

Dated: November ___, 2000        By:  /S/ CAROLYN B. TIFFANY
                                      -----------------------------------
                                          Carolyn B. Tiffany
                                          Vice President and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)