Form 10-K
period 2000-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 2001-04-02
CIK 784054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 2000                                                 Number 0-15753

                       HIGH EQUITY PARTNERS L.P.-SERIES 86
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 13-3314609
--------------------------------                             -------------------
(State or other jurisdiction                                   (IRS Employer
 of incorporation or organization)                           Identification No.)

5 CAMBRIDGE CENTER, 9th FLOOR, CAMBRIDGE, MA                            02142
--------------------------------------------                          ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                  617-234-3000
                                                                    ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                       Documents Incorporated by Reference

                                      None

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     High Equity Partners L.P. - Series 86 (the "Partnership") is a Delaware limited partnership formed as of November 14, 1985. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting four office buildings, three shopping centers, two industrial parks and a vacant parcel of land. See "Item 2. Properties" for a description of the Partnership's properties.

     Resources High Equity, Inc., a Delaware corporation, is the Partnership's investment general partner (the "Investment General Partner") and Resources Capital Corp. a Delaware corporation, is the Partnership's administrative general partner (the "Administrative General Partner"). The Investment General Partner and the Administrative General partner are each a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"). Effective July 31, 1998, NorthStar Capital Investment Corp., a Maryland corporation, acquired control of Presidio. Until November 3, 1994, the Investment General Partner and the Administrative General Partner where wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is also a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Second Group Partners which withdrew as of that date. The Investment General Partner, the Administrative General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. See "Employees" below.

     In 1986 and 1987, the Partnership offered 800,000 units of limited partnership interest (the "Units"). Upon final admission of limited partners, the Partnership had accepted subscriptions for 588,010 Units for an aggregate of $147,002,500 in gross proceeds, resulting in net proceeds from the offering of $142,592,500 (gross proceeds of $147,002,500 less organization and offering costs of $4,410,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

     The Partnership invested all of its net proceeds available for investment, after establishing a working capital reserve, in ten properties. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 2000 568 Broadway represented 26% of gross revenues; in 1999 568 Broadway represented 25% of gross revenues. See "Item 2. Properties" for a description of the Partnership's properties.

Settlement of Class Action Lawsuit

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $973,293 or $312,139 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of January 31, 2001, the Fee Give-Back Amount was approximately $3.85 per Unit which amount will be reduced by approximately $.49 per Unit for each full calendar year after 2000 in which a liquidation does not occur and prorated for a liquidation prior to the end of a year. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio guaranteed payment of the Fee Give-Back Amount.

     As required by the settlement, an affiliate of the General Partners, Millennium Funding III, LLC, made a tender offer to limited partners to acquire up to 39,596 Units (representing approximately 6.7% of the outstanding Units) at a price of $103.05 per Unit. The offer closed in January 2000 and all 39,596 Units were acquired in the offer.

     The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a Prospectus/Consent Solicitation Statement was mailed to the limited partners of the Partnership seeking their consent to the reorganization of the Partnership into a real estate investment trust. See "Conversion of the Partnership" below.

Conversion of the Partnership

     The consent of limited partners is being sought to approve the conversion of the Partnership into a publicly-traded real estate investment trust called Shelbourne Properties II, Inc. ("Shelbourne"). If the conversion is approved, each limited partner of the Partnership will receive two shares of common stock of Shelbourne for each Unit which they own. The common stock of Shelbourne will be listed on the American Stock Exchange. The consent solicitation period expires on April 16, 2001 and the consent of holders of a majority of the Units is required for the approval of the conversion.

     The conversion will be accomplished by merging the Partnership into a newly-formed limited partnership called Shelbourne Properties II, LP ("Shelbourne Properties"). Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne will be a limited partner of Shelbourne Properties and a wholly-owned subsidiary of Shelbourne will be the general partner of Shelbourne Properties.

     Shelbourne's primary business objective will be to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. Shelbourne may raise additional capital by mortgaging existing properties or by selling equity or debt securities. Shelbourne may acquire its investments for cash or by issuing equity securities, including limited partnership interests in Shelbourne Properties.

     Shelbourne will have a Board of Directors consisting of nine directors, three of whom will be independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partners, will manage the day-to-day affairs of Shelbourne under an advisory agreement. Shelbourne Management intends to retain Kestrel Management L.P. ("Kestrel") to perform property management services for Shelbourne. Kestrel, an affiliate of Shelbourne Management and the General Partners, currently provides similar services for the Partnership.

Competition

     The real estate business is highly competitive and, as discussed more particularly in "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market", the properties acquired by the Partnership may have active competition from similar properties in their vicinity. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

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

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

     In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. See
Item 10, "Directors and Executive Officers of the Partnership". The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Partnership.

     On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by the management company that services the Partnership's properties. Effective October 2000, Kestrel, an affiliate of the Agent and the General Partners, began providing such services.

ITEM 2. PROPERTIES.

     The Partnership owned the following properties as of December 31, 2000 and March 15, 2001:

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

     (2) 568 BROADWAY. On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Partnership and HEP-85 acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the Partnership and HEP-85 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner,

High Equity Partners L.P. - Series 88 ("HEP-88"), an affiliated public limited partnership. HEP-88 contributed $10,000,000 for a 22.15% interest in the joint venture. HEP-85 and the Partnership each retain a 38.925% interest in the joint venture.

     568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 300,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. 568 Broadway competes with several other buildings in the SoHo area.

     (3) SEATTLE TOWER. On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Partnership and HEP-85 acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Partnership and HEP-85 each have a 50% interest in the Seattle Landmark Joint Venture.

     Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 167,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. There are approximately seventy tenants occupying the building. Leasing efforts are focused on consolidating space to create single-floor tenants.

     In February 2001, the Seattle area was hit with an earthquake. While the extent of the damage to Seattle Tower is still being assessed, it appears, at present, to be minor. It is expected that insurance will cover the costs associated with such damage.

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

     Commonwealth is located within the western industrial sector of the city of Fullerton. The property is bounded by Artesia Boulevard on the north and Commonwealth Avenue on the South. The Artesia Freeway (State 91) and the Santa Ana Freeway (Interstate 5) are nearby. The area is a mixture of established residential neighborhoods and old and new retail and light industrial buildings. The Fullerton Airport, accommodating small aircraft only, is located one block from the property. Commonwealth is comprised of one 22-year-old building (164,650 square feet) and one 17-year-old building (51,600 square feet), both of which were completely renovated in 1985, and one building of 57,326 square feet that was constructed in 1986. The site consists of approximately 12.4 acres, with parking to accommodate 391 cars.

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

     (6) MELROSE CROSSING. On January 5, 1988, the Partnership purchased a fee simple interest in Melrose Crossing, a neighborhood shopping center located in Melrose Park, Illinois. Completed in January 1987, Melrose Crossing contains 138,355 square feet of rentable space in addition to 88,000 square feet which is leased to Wolf Flea Market. This store anchors both Melrose Crossing and Phase II of Melrose Crossing Shopping Center which is to the north of Melrose Crossing and is owned by HEP-88. It is situated on approximately 11.6 acres and has parking space for 1,150 cars.

     Melrose Crossing is located 10 miles west of Chicago's Loop, adjacent to another parcel of land purchased by the Partnership known as the "Melrose Out Parcel" (described more fully below), in an area comprised primarily of heavy industrial and dense residential properties. The area is virtually 100% developed.

     On February 16, 2001, the Partnership entered into an Agreement to sell its Melrose Park, Illinois property, together with the Melrose OutParcel (see below) to an unaffiliated third party for a purchase price of $4,650,000. The sale of the property is subject to the buyer completing its due diligence review including title, zoning and environmental review. It is expected that the sale will be closed, if at all, during the second or third quarter of 2001. If the buyer consummates the sale prior to June 30, 2001, the purchase price is reduced to $4,380,000. There can be no assurance that the sale will occur.

     (7) MATTHEWS TOWNSHIP FESTIVAL. On February 23, 1988, the Partnership purchased a fee simple interest in Matthews Township Festival (" Matthews Festival"), a community shopping center in suburban Charlotte, North Carolina in the town of Matthews. Completed in November 1987, Matthews Festival contains 127,403 square feet of rentable space. During 1990 the A&P anchor store closed and the center has suffered a lower level of consumer traffic, sales and occupancy as a result. A&P remains obligated pursuant to the terms of its lease until 2007 and continues to pay rent. In October 2000, a tenant leasing approximately 29% of the property and operating a movie theater defaulted on its lease obligations as a result of its bankruptcy filing. The tenant has rejected the lease in its bankruptcy and, accordingly, the space is now vacant.

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

     (9) TMR WAREHOUSES. On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Partnership, HEP-88 and IR Columbus Corp. ("Columbus Corp."), a wholly owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses"), located in Columbus, Ohio. The Partnership has a 20.66% undivided interest in Tri-Columbus. Columbus Corp. subsequently sold its interest in Tri-Columbus to HEP-88. The Partnership's ownership was not affected by the transfer of Columbus Corp.'s interest in the venture to HEP-88. The Partnership recently entered into an agreement with Volvo pursuant to which Volvo agreed to extend the lease term until December 31, 2005, with an option to extend for an additional five years. The rent through December 31, 2002 will remain at its current rate of $1,418,825 and then increase to $1,533,290 per annum through December 31, 2005. Annual rent during the renewal term will be $1,614,910. The Partnership agreed to spend up to $2,000,000 for capital improvements and to connect the property with an adjacent property. Any expenditures made by the Partnership will be pro rated over the remaining term of the lease and reimbursed by Volvo as additional rent.

     The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively.

     (10) THE MELROSE OUT PARCEL. On November 3, 1988, the Partnership purchased the fee simple interest in a parcel of vacant land (the "Melrose Out Parcel") adjacent to the Melrose Crossing Shopping Center, located in Melrose Park, Illinois. (See "Melrose Crossing" above). The parcel consists of approximately 18,000 square feet of vacant land. In 1993, the Partnership entered into a ten year ground lease with Rally's Hamburgers, Inc. ("Rally's") which constructed a drive-through hamburger restaurant on the site at its own cost. In January 1995, Rally's ceased operating due to low sales volume. The Partnership and Rally's recently negotiated a settlement whereby Rally's is paying the Partnership a total of $100,000 in five monthly installments of $20,000, and the Partnership agreed to release Rally's from its obligations under the lease.

     The Partnership has entered into an agreement to sell the Melrose OutParcel. See "Melrose Crossing" above.

Occupancy

     The following table lists the occupancy rates of the Partnership's properties at the beginning of each of the last 2 years.

                                                            OCCUPANCY
                                                    -------------------------
    PROPERTY                                        1/1/2001         1/1/2000
    --------                                        --------         --------
    568 Broadway Office Building                       100%             100%
    Century Park I Office Complex                      100%             100%
    Commerce Plaza I                                    82%             100%
    Commonwealth Industrial Park                       100%              87%
    Matthews Township Festival                          63%              93%
    Melrose Crossing Shopping Center(1)                 12%              16%
    Melrose Outparcel(1)                                 0%               0%
    Seattle Tower Office Building                       95%              98%
    Sutton Square Shopping Center                      100%             100%
    Tri-Columbus-Orange                                100%             100%
    Tri-Columbus-Grove City                            100%             100%
    Tri-Columbus-Hilliard                              100%               0%

-----------

(1)  Property is under contract for sale.

     The following table contains information with respect to tenants that occupy ten percent or more of the rentable square footage of any of the Partnership's properties.

                                                             Square Feet
                                             Principal        Leased by       Annual          Lease         Renewal
       Property           10% Tenant     Business of Tenant     Tenant         Rent      Expiration Date    Option
       --------           ----------     ------------------  ------------     -------    ---------------    --------
568 Broadway            Scholastic       Publishing             89,000       $1,412,228      4/30/08        1-5 yr.

Century Park I          San Diego Gas    Utilities              75,969         $962,651     11/30/07        1-5 yr.
                        & Electric

                        Per-Se           Physician's            64,817         $813,334      7/31/05        2-5 yr.
                        Technologies     billing service

                        CitiFinancial    Loan servicing         25,988         $407,222     10/31/02        1-5 yr.

Commerce Plaza          Branch Banking   Banking                18,089         $242,811      6/30/01        2-5 yr.
                        & Trust

                        Robertshaw       Appliance control      18,120         $260,402      1/31/04         None.
                        Controls         manufacturer

                        Sinclair         Communications          9,621         $161,697      4/30/03        1-5 yr.
                        Telecable/
                        Radio One

Commonwealth            Associated       Plastic bag            34,893         $117,240      6/30/10        1-2 yr.
                        Polybag          manufacturer

                        Advanced         Equipment              51,600         $155,832      8/30/03         None.
                        Equipment        manufacturer

                        Kiva Container   Container              55,214         $187,383     12/14/02        1-5 yr.
                                         manufacturer

                        Alliance Metal   Metal partition        57,326         $233,880      1/26/02        1-5 yr.
                                         manufacturer

                        Parkinson        Furniture              74,143         $241,706      8/31/03         None.
                                         manufacturer

Matthews Festival       A&P (1)          Grocery retailer       40,526         $364,734     11/30/07        4-5 yr.

Seattle Tower           Electric         Telephone              23,475         $363,393      8/31/09         None.
                        Lightwave        switching company

Sutton Square           Eckerd Drug      Retailer               10,356          $86,991      9/30/05        2-5 yr.
                        Harris Teeter    Grocery retailer       34,000       $  264,060     11/30/14        4-5 yr.


                                                             Square Feet
                                             Principal        Leased by       Annual          Lease         Renewal
       Property           10% Tenant     Business of Tenant     Tenant         Rent      Expiration Date    Option
       --------           ----------     ------------------  ------------     -------    ---------------    --------
Tri-Columbus            Volvo            Truck parts           583,000       $1,418,825     12/31/05        1-5 yr.
                                         distributor

                        Simmons USA      Mattress              190,000         $541,500      4/30/04        1-5 yr.
                                         wholesaler

                        The Computer     Computer              237,500         $565,625      1/31/03        1-4 yr.
                        Group, Inc.      distributor

----------

(1) Tenant has vacated property but continues to pay rent pursuant to terms of the lease.

Capital Improvements

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 3.  LEGAL PROCEEDINGS.

     See "Item 1. Business-Settlement of Class Action Lawsuit" for information relating to the settlement of the class action lawsuit in which the Partnership was a defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. However, the consent of limited partners is presently being solicited to convert the Partnership into a real estate investment trust. See, "Item 1. Business-Conversion of the Partnership."

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

     As of January 1, 2001, there were 10,455 holders of Units of the Partnership, owning an aggregate of 588,010 Units.

     The Partnership distributed $1.15 per Unit during the first and second quarters of 1999. Commencing with the third quarter of 1999, distributions were suspended while the requirements of the settlement agreement of the class action and derivative litigation involving the Partnership were completed. The source of distributions for the first two quarters of 1999 was cash flow from operations. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

     Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding Units) for Units. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise limited partners of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of the Partnership in the Partnership Agreement to reject any transfers of Units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                               FOR THE YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------------------------------------
                                   2000               1999                  1998                1997                1996
                                   ----               ----                  ----                ----                ----
Total Revenue                    $12,675,585         $12,800,623          $11,883,246         $12,660,956  (1)    $12,074,558
Net Income                         4,103,276           3,852,480            3,100,160           2,845,625  (1)      2,244,520
Net Income per Unit                     6.63                6.22                 5.01                4.60                3.63
Distribution Per Unit (2)                 --                2.30                 4.60                4.03                2.48
Total Assets                      67,141,583          63,413,501           61,837,211          61,919,546          61,979,385


---------------

(1) Total revenues and net income for the year ended December 31, 1997 include a $950,691 gain, or $1.54 per Unit, from the sale of 230 East Ohio.

(2) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

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

Liquidity and Capital Resources

     The Partnership's real estate properties are four office buildings, three shopping centers, two industrial parks and a vacant parcel of land. All properties were acquired for cash. The Partnership's public offering of Units commenced on April 28, 1986. As of October 1, 1987, the date of the final admission of limited partners, the Partnership had accepted subscriptions for 588,010 Units for aggregate net proceeds of $142,592,500 (gross proceeds of $147,002,500 less organization and offering expenses aggregating $4,410,000). The Partnership generates rental revenue from its commercial properties and is responsible for each property's operating expenses as well as its own administrative expenses.

     The Partnership uses working capital reserves and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 2000 all capital expenditures were funded from cash flows and working capital reserves. As of December 31, 2000, the Partnership had working capital reserves of approximately $15,741,504. Working capital reserves are temporarily invested in short-term money market instruments and are expected, together with cash flow from operations, to be sufficient to fund future capital improvements to the Partnership's properties.

     The Partnership had $17,607,533 of cash and cash equivalents at December 31, 2000 as compared to $12,675,936 at December 31, 1999. During the year ended December 31, 2000, cash and cash equivalents increased $4,931,597 as a result of $5,385,548 cash provided by operations which was partially offset by $453,951 of capital and tenant improvements to the properties. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants.

     The following table sets forth, for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                  2000          1999          1998
                                ---------     ---------     ---------
Century Park I                  $ 23,328       173,238       $ 89,729
568 Broadway                     151,361       154,617        293,021
Seattle Tower                     87,155       355,407        490,322
Commonwealth                     293,946             0        128,526
Commerce Plaza I                  86,386       162,046         90,857
Melrose Crossing                       0        26,487         69,338
Matthews Festival                 14,708        25,689         69,666
Sutton Square                    102,952        33,918        110,775
TMR Warehouses                    24,735        29,311          6,043
Melrose Out Parcel                    0              0              0
                                --------      --------     ----------
Totals                          $784,571      $960,713     $1,348,277
                                ========      ========     ==========

     The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $4,063,000 in 2001. These costs are anticipated to be incurred in the normal course of business and are expected to be funded from cash flow from operations and working capital reserves. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

     The expectations are also positive for improving market conditions in Columbus, Ohio, a market in which the Partnership has an interest in three warehouse properties. Columbus has become a hub for North American distribution facilities and substantial construction activity is producing increased competition for the Partnership's properties. Nevertheless, values are expected to continue to improve for properties comparable to those in which the Partnership has an interest. The realization of any market appreciation will however be subject to the terms of the existing leases which are not due to expire for several years at the Partnership's properties in these locations. The joint venture through which the Partnership owns an interest in the warehouse properties has agreed to spend up to $2 million on one of the warehouses as part of a lease extension with the tenant in that warehouse.

     The prospects for Sutton Square Shopping Center which is located in the Raleigh Durham market are also generally favorable. That market is experiencing high demand for retail space and low vacancy. The Raleigh Durham area is also experiencing household formation and income growth, and the property's sub-markets is deemed to be middle to upper middle-income.

     Matthews Festival is located in the Charlotte, North Carolina market which is experiencing generally favorable market conditions. However, while it is still meeting its leasehold obligations, the anchor tenant at Matthew's Festival no longer operates a store at the site and this has hindered leasing efforts at the property. In addition, in October 2000 a tenant leasing approximately 29% of the property's square footage and operating a movie theatre defaulted on its lease obligations as a result of a bankruptcy filing. The lack of an operating anchor tenant and the loss of the movie theatre tenant at Matthew's Festival has adversely affected the property's ability to lease in-line space and the property is thus experiencing declining operations.

     The Partnership's property in Melrose Park, Illinois continues to experience extremely poor operating conditions. While the broader Chicago market is experiencing economic and population growth which is creating a positive environment for real estate appreciation, the trade area in which the property is located is experiencing a decline in population. This decline coupled with the related flight from the area by big box retailers has left many retail properties, including the Partnership's property, suffering from high vacancy and low rental rates. Vehicular access to the Partnership's property is also difficult, further contributing to the negative outlook for the property in the foreseeable future. The Partnership recently entered into an agreement to sell the property. Although the purchase price is higher than the appraised value of the Melrose center, the sale is subject to numerous conditions including a 90 to 150 due diligence period.

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

     Commerce Plaza is located in the northwestern section of Richmond, Virginia, an area that has seen generally good economic conditions in the recent past. The property is in an expanding neighborhood that is considered to be the primary suburban office sub-market in the Richmond area. Several developments in the area have produced an increase in competitive space for the property. The most significant of these developments, Innsbrook Office Park has been established as the most desirable office location in the immediate area, resulting in Commerce Plaza becoming a secondary alternative with lower rental rates. Nonetheless, Commerce Plaza's operations are expected to benefit from the overall ongoing growth in the area.

     Technological changes are also occurring which may reduce the space needs of many tenants and potential tenants and may alter the demand for amenities and power supplies at the Partnership's properties. As a result of these changes and the continued risk for overall market volatility, the Partnership's potential for realizing the full value of its investment in the properties is at continued risk.

Impairment of Assets

     The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

     If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value as required by SFAS No. 121. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

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

     All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1996 through December 31, 2000.

     The following table represents the historical cost less accumulated depreciation, the December 31, 2000 carrying value and the impairment adjustments recorded to date against the Partnership's properties held as of December 31, 2000:


                                                   HISTORICAL COST LESS
                                                       ACCUMULATED            ADJUSTMENT FOR             12/31/00
                 DESCRIPTION                           DEPRECIATION             IMPAIRMENT            CARRYING VALUE
                 -----------                       ---------------------      ---------------         --------------
   Century Park I Office Complex Kearny Mesa,            $15,739,670           $11,700,000              $4,039,670
   California (50% owned)

   568 Broadway Office Building New York, New             15,412,885            10,821,150               4,591,735
   York (38.925% owned)

   Seattle Tower Office Building Seattle,                  8,667,852             6,050,000               2,617,852
   Washington (50% owned)

   Commonwealth Industrial Park                           10,432,847             5,800,000               4,632,847
   Manufacturing/Warehouse Buildings
   Fullerton, CA

   Commerce Plaza Office Building,                         7,700,916             2,700,000               5,000,916
   Richmond, VA

   Melrose Crossing Shopping Center Retail                14,409,272            12,100,000               2,309,272
   Building, Melrose Park, IL

   Matthews Township Festival Shopping Center             13,369,040             5,300,000               8,069,040
   Retail Building, Matthews, NC

  Sutton Square Shopping Center Retail                  $10,251,979                     --              10,251,979
   Building, Raleigh, NC

   TMR Warehouse Industrial Buildings,                    $4,426,119                    --               4,426,119
   Hilliard, Grove City and Delaware, OH
   (20.66% owned)

   Melrose (lot #7) Vacant Lot                                    --                    --                      --
   Melrose Park, IL
                                                        ------------           -----------             -----------
        TOTAL                                           $100,410,580           $54,471,150             $45,939,430
                                                        ============           ===========             ===========


Appraisals

     In connection with the proposed conversion of the Partnership into a real estate investment trust, the General Partners obtained appraisals for each of the Partnership's properties. The following table sets forth the June 30, 2000 appraised value of the properties. The adjusted appraised value column reflects a 25%, 30% or 35% discount to the appraised values of properties held in joint venture. The appraiser attributed these discounts to the illiquidity of the Partnership's interest in the joint ventures. The appraiser determined the discounts by taking into account the Partnership's lack of control over the properties, the inability of the Partnership to sell its interest without the consent of other venture partners, and the lack of a market in which to sell the joint venture interests.

                                           APPRAISED               ADJUSTED
              PROPERTY                       VALUE              APPRAISED VALUE
              --------                    -----------           ---------------
 Century Park I (1)                       $10,500,000              $7,875,000
 568 Broadway (2)                          19,462,500              13,623,750
 Seattle Tower (1)                         11,350,000               8,512,500
 Commonwealth Industrial Park               8,100,000               8,100,000
 Commerce Plaza                             7,700,000               7,700,000
 Melrose Crossing                           3,100,000               3,100,000
 Matthews Township Festival                11,800,000              11,800,000
 Sutton Square Shopping Center             11,900,000              11,900,000
 TMR Warehouses (3)                         4,607,180               2,995,000
                                          -----------             -----------
      TOTAL                               $88,519,680             $75,606,250
                                          ===========             ===========

-----------

(1) The Partnership has a 50% interest in this property and the amount listed in the table represents 50% of the applicable value.

(2) The Partnership has a 38.925% interest in this property and the amount listed in the table represents 38.925% of the applicable value.

(3) The Partnership has a 20.66% interest in this property and the amount listed in the table represents 20.66% of the applicable value.

RESULTS OF OPERATIONS

     2000 VS. 1999

     The Partnership experienced an increase in net income of 6.5% for the year ended December 31, 2000 to $4,103,276 compared to 1999 net income of $3,852,480 due to increased interest income and lower costs and expenses which more than offset reduced rental revenues and other income.

     Rental revenues decreased by 3.1% during the year ended December 31, 2000 to $11,805,236 from $12,178,694 for the same period in 1999 due to an increase in base rent of $157,670 which was more than offset by decreases in step lease rental adjustments recorded for GAAP purposes (adjustments to account for the recognition of rent on a straight-line basis) of $344,056 and escalation rent. Escalation rent consists of reimbursements of property level operating expenses received by the Partnership from the tenants at the property. Escalation rent decreased in 2000 as compared to 1999 due to reduced operating expenses at the properties.

     Costs and expenses decreased by 4.2% during the year ended December 31, 2000 to $8,572,309 compared to $8,948,143 in 1999, due to decreases in operating expenses and administrative expenses which were partially offset by increases in Partnership asset management fees and depreciation and amortization expense. Operating expenses decrease by 6.7% to $3,804,524 in 2000 as compared to 1999 due to savings in real estate tax expense and repairs and maintenance expense which were partially offset by increases in utilities, personnel and property management fee expense. Administrative expenses for the year ended December 31, 2000 decreased $342,970 or 24.2% compared to 1999 due to lower professional fees related to the settlement of the litigation and reorganization of the Partnership. Partnership asset management fees increased by $197,959 in 2000 due to an amendment to the partnership agreement which significantly reduced the amount payable in 1999 and changed the method of calculating such fee in subsequent years.

     Interest income increased 37.9% from $506,779 in 1999 to $815,468 in 2000 due to higher interest rates and higher cash balances during the current year compared to 1999. Other income decreased from $115,150 in 1999 to $54,881 in 2000 due to a decrease in fees from investor servicing primarily related to a decrease in investor transfers.

     1999 VS. 1998

     The Partnership experienced an increase in net income of 24.3% for the year ended December 31, 1999 to $3,852,476 compared to 1998 net income of $3,100,160 primarily due to higher rental revenues, interest income and other income which were partially offset by higher costs and expenses.

     Rental revenues increased by 6.9% during the year ended December 31, 1999 to $12,178,691 from $11,390,709 for the same period in 1998 primarily due to increases from higher rental rates in 568 Broadway, Century Park I, Commerce Plaza I and Sutton Square and an increase in step lease rental adjustments recorded for GAAP purposes (adjustments to account for the recognition of rent on a straight-line basis). Seattle Tower's increase was the result of higher occupancy rates in 1999 of 98% compared to 96% in 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Registrant has no loan payables. As such the Registrant does not have any market risk of interest rate volatility. However, to the extent that interest rates are lowered, interest income on the Registrant's cash reserves will, accordingly, decrease. The Registrant does not believe that it has any risks related to derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    I N D E X

                                                                          Page
                                                                          Number
                                                                          ------
Independent Auditors' Report................................................20
Financial statements, years ended December 31, 2000, 1999 and 1998

         Balance Sheets ....................................................21
         Statements of Operations...........................................22
         Statements of Partners' Equity.....................................23
         Statements of Cash Flows...........................................24
         Notes to Financial Statements......................................25

INDEPENDENT AUDITORS' REPORT

To the Partners of High Equity Partners L.P. - Series 86

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 86 (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 86 at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
March 16, 2001
Boston, MA

                      HIGH EQUITY PARTNERS, L.P.- SERIES 86

                                 BALANCE SHEETS

                                                          DECEMBER 31,
                                                   --------------------------
                                                       2000         1999
                                                   -----------    -----------
ASSETS
------
Real estate, net                                   $45,939,430    $47,277,773
Cash and cash equivalents                           17,607,533     12,675,936
Other assets                                         3,461,815      3,381,222
Receivables, net of allowances of $246,614 and
   $377,314, respectively                              132,805         78,570
                                                   -----------    -----------
TOTAL ASSETS                                       $67,141,583    $63,413,501
                                                   ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $ 1,353,556    $ 1,774,695
Due to affiliates                                      512,473        466,528
     Total liabilities                               1,866,029      2,241,223
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY:

Limited partners' equity (588,010 units
 issued and outstanding)                            62,010,830     58,112,718
General partners' equity                             3,264,724      3,059,560
                                                   -----------    -----------
      Total partners' equity                        65,275,554     61,172,278
                                                   -----------    -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY             $67,141,583    $63,413,501
                                                   ===========    ===========




                        SEE NOTES TO FINANCIAL STATEMENTS

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2000        1999          1998
                                                      -----------  -----------   -----------
Rental Revenue                                        $11,805,236  $12,178,694   $11,390,709
                                                      -----------  -----------   -----------
Costs and Expenses:
            Operating expenses                          3,804,524    4,076,117     4,065,020
            Depreciation and amortization               2,171,324    2,092,145     2,102,684
            Partnership asset management fee            1,171,252      973,293     1,285,432
            Administrative expenses                     1,074,505    1,417,475       902,824
            Property management fee                       350,704      389,113       427,126
                                                      -----------  -----------   -----------
                                                        8,572,309    8,948,143     8,783,086
                                                      -----------  -----------   -----------
Income before interest and other income                 3,232,927    3,230,551     2,607,623
         Interest income                                  815,468      506,779       458,990
         Other income                                      54,881      115,150        33,547
                                                      -----------  -----------   -----------
Net Income                                            $ 4,103,276  $ 3,852,480   $ 3,100,160
                                                      ===========  ===========   ===========
Net income attributable to:
        Limited partners                              $ 3,898,112  $ 3,659,856   $ 2,945,152
        General partners                                  205,164      192,624       155,008
                                                      -----------  -----------   -----------
Net income                                            $ 4,103,276  $ 3,852,480   $ 3,100,160
                                                      ===========  ===========   ===========
Net income per unit of limited partnership
     interest (588,010 units outstanding)             $      6.63  $      6.22   $      5.01
                                                      ===========  ===========   ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

                    HIGH EQUITY PARTNERS, L.P. - SERIES 86

                         STATEMENTS OF PARTNERS' EQUITY

                                                      General         Limited
                                                      Partners'       Partners'
                                                       Equity          Equity             Total
                                                    ----------       -----------       -----------
BALANCE, DECEMBER 31, 1997                          $2,925,469       $55,564,973       $58,490,442

Net Income                                             155,008         2,945,152         3,100,160

Distribution as a return of capital
($4.60 per limited partnership unit)                  (142,360)       (2,704,844)       (2,847,204)
                                                    ----------       -----------       -----------
BALANCE, DECEMBER 31, 1998                           2,938,117        55,805,281        58,743,398

Net Income                                             192,624         3,659,856         3,852,480

Distributions as return of capital
($2.30 per limited partnership unit)                   (71,181)       (1,352,419)      (1,423,600)
                                                    ----------       -----------       ----------
BALANCE, DECEMBER 31, 1999                           3,059,560        58,112,718        61,172,278

Net Income                                             205,164         3,898,112         4,103,276
                                                    ----------       -----------       -----------
BALANCE, DECEMBER 31, 2000                          $3,264,724       $62,010,830       $65,275,554
                                                    ==========       ===========       ===========






                        SEE NOTES TO FINANCIAL STATEMENTS

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    2000          1999            1998
                                                                -----------    -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                      $ 4,103,276    $ 3,852,480     $ 3,100,160
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                2,171,324      2,092,145       2,102,684
     Straight line adjustment for stepped lease rentals             (89,564)      (433,619)       (100,163)
Changes in asset and liabilities:
     Accounts payable and accrued expenses                         (421,139)      (128,111)       (115,454)
     Receivables                                                    (54,235)       164,670           4,474
     Due to affiliates                                               45,945        (12,678)       (219,837)
     Other assets                                                  (370,059)      (306,092)       (510,245)
                                                                -----------    -----------     -----------
Net cash provided by operating activities                         5,385,548      5,228,795       4,261,619
                                                                -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Improvements to real estate                                   (453,951)      (637,623)     (1,022,951)
                                                                -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners                                           --     (2,135,401)     (2,847,204)
                                                                -----------    -----------     -----------
Increase in Cash and Cash Equivalents                             4,931,597      2,455,771         391,464

Cash and Cash Equivalents, Beginning of Year                     12,675,936     10,220,165       9,828,701
                                                                -----------    -----------     -----------
Cash and Cash Equivalents, End of Year                          $17,607,533    $12,675,936     $10,220,165
                                                                ===========    ===========     ===========





                        SEE NOTES TO FINANCIAL STATEMENTS

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FINANCIAL STATEMENTS

     The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Partnership considers all short-term investments which have original maturities of three months or less from the date of issuance to be cash equivalents.

     REVENUE RECOGNITION

     Base rents are recognized on a straight line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned. Pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Task Force's consensus on Issues 98-9, "Accounting for Contingent Rent in Interim Financial Periods," the Partnership defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

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

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

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

     DEPRECIATION AND AMORTIZATION

     Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term.

     INCOME TAXES

     No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

     NET INCOME AND DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income and distributions per unit of limited partnership interest are calculated based upon the number of limited partnership units outstanding (588,010), for each of the years ended December 31, 2000, 1999 and 1998. No distributions were paid in 2000.

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Because the Partnership does not currently utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements.

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

     Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the year ended December 31, 1999, reimbursable expenses incurred by North Star Presidio amounted to approximately $102,025. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

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

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     The Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing certain of the management functions for certain properties. For the year ended December 31, 2000, Resources Supervisory was entitled to receive $254,820 of which $152,415 was paid to Kestrel Management, LP ("Kestrel"), an affiliate of the General Partners and the Agent, and $102,405 was paid to unaffiliated management companies. For the years ended December 31, 1999 and 1998, Resources Supervisory was entitled to $389,113 and $427,126, respectively, of which $319,610 and $278,204 was paid to unaffiliated management companies. As of October 1, 2000, all property management services were being performed directly by Kestrel, and Resources Supervisory was no longer performing any property management services. From October 1, 2000 through December 31, 2000, Kestrel received $95,884.

     For the administration of the Partnership, the Administrative General Partner is entitled to receive reimbursement of non-accountable expenses of a maximum of $200,000 for each of the years ended December 31, 2000, 1999 and 1998.

     During 1998, for managing the affairs of the Partnership, the Administrative General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $973,293. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership. For the years ended December 31, 2000, 1999 and 1998, the Administrative General Partner earned $1,171,252, $973,293, and $1,285,432, respectively.

     The General Partners are allocated 5% of the net income of the Partnership which amounted to $205,164, $192,624, and $155,008 in 2000, 1999 and 1998,
     respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $71,181 and $142,360, in 1999 and 1998, respectively. No distributions were paid in 2000.

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

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

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

     Pursuant to the settlement agreement (see Note 7), Millennium Funding III LLC, a wholly owned subsidiary of Presidio completed a tender offer in January 2000, purchasing approximately 6.7% or 39,596 limited partnership units for $103.05 per unit or $4,080,368 in total. As a result of these purchases, as well as the other purchases of units by the affiliates, the General Partners own 139,649 units representing approximately 23.75% of the total outstanding units.

4.   REAL ESTATE

     The Partnership recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 2000, 1999 or 1998. The following table summarizes the write-downs recorded on the properties:

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
                                                           -----------
                                                           $54,471,150
                                                           ===========

     The following table is a summary of the Partnership's real estate as of:

                                                        December 31,
                                                --------------------------
                                                     2000          1999
                                                ------------   -----------
          Land                                  $ 11,669,652   $11,669,652
          Buildings and improvements              59,999,235    59,545,284
                                                ------------   -----------
                                                  71,668,887    71,214,936
          Less:  Accumulated depreciation        (25,729,457)  (23,937,163)
                                                ------------   -----------
                                                $ 45,939,430   $47,277,773
                                                ============   ===========

     During 2000, revenues from the 568 Broadway, Matthews and Sutton properties represented 26%, 14% and 14% of gross revenues, respectively. During 1999, revenues from the 568 Broadway, Matthews and Sutton properties represented 26%, 14% and 14% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues in 2000.

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE (CONTINUED)

     The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:


                2001            2002         2003         2004         2005       Thereafter        Total
                ----            ----         ----         ----         ----       ----------        -----
Total        $9,526,450      $8,108,774   $6,591,060   $5,043,744   $4,200,369    $10,543,383    $44,013,780
             ==========      ==========   ==========   ==========   ==========    ===========    ===========


5.   DUE TO AFFILIATES

                                                     December 31,
                                                -------------------
                                                  2000       1999
                                                --------   --------

        Partnership asset management fee        $462,473   $330,577
        Property management fee                       --     35,951
        Non-accountable expense reimbursement     50,000    100,000
                                                --------   --------
                                                $512,473   $466,528
                                                ========   ========

        Such amounts were paid in the subsequent quarter.

6.   FEDERAL INCOME TAX CONSIDERATIONS

     Federal income taxes are not provided because the taxable income or loss of the Partnership is required to be reported by the individual partners on their respective tax returns. If the Partnership is converted to a real estate investment trust ("REIT") and qualifies under the provisions of the Internal Revenue Code, the shareholders of the REIT would be required to include their proportionate share of any distribution of taxable income in their tax returns. REITs are required to distribute at least 95% of their ordinary taxable income to their shareholders and meet certain income source and investment restriction requirements.

     Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of rental income and depreciation. As a result of these differences, and the impairment of long-lived assets and the initial write off of organization costs for book purposes, the tax basis of the Partnership's net assets exceeds its book value by $44,551,091 and $46,102,303 at December 31, 2000 and 1999, respectively.

7.   SETTLEMENT OF LAWSUIT

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $973,293 or $312,139 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 2000, the Fee Give-Back Amount was approximately $3.89 per Unit which amount will be reduced by approximately $.49 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate

                     HIGH EQUITY PARTNERS, L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.   SETTLEMENT OF LAWSUIT (CONTINUED)

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

     The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the Limited Partners of the Partnership seeking their consent to convert the Partnership into a real estate investment trust.

     The consent of limited partners is being sought to approve the conversion of the Partnership into a publicly-traded real estate investment trust called Shelbourne Properties II, Inc. ("Shelbourne"). If the conversion is approved, each limited partner of the Partnership will receive three shares of common stock of Shelbourne for each Unit which they own. The common stock of Shelbourne will be listed on the American Stock Exchange. The consent solicitation period expires on April 16, 2001 and the consent of holders of a majority of the Units is required for the approval of the conversion.

     The conversion will be accomplished by merging the Partnership into a newly-formed limited partnership called Shelbourne Properties II LP ("Shelbourne Properties"). Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne will be a limited partner of Shelbourne Properties, and a wholly-owned subsidiary of Shelbourne will be the general partner of Shelbourne Properties.

     Shelbourne' s primary business objective will be to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. Shelbourne may raise additional capital by mortgaging existing properties or by selling equity or debt securities. Shelbourne may acquire its investments for cash or by issuing equity securities, including limited partnership interests in Shelbourne Properties.

     Shelbourne will have a Board of Directors consisting of nine directors, three of whom will be independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partners, will manage the day-to-day affairs of Shelbourne under an advisory agreement. Shelbourne Management intends to retain Kestrel Management L.P. ("Kestrel") to perform property management services for Shelbourne. Kestrel, an affiliate of Shelbourne Management and the General Partners, currently provides similar services for the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no officers or directors. The General Partners manage and control substantially all of the Partnership's affairs and have general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the General Partners are described below.

                         Position Held with the        Has Served as a Director
Name                        General Partners               or Officer Since
----                     ----------------------        ------------------------
Michael L. Ashner      President and Director                 10-99

David G. King, Jr.     Vice President                         11-97

Peter Braverman        Executive Vice President               10-99

Lara K. Sweeney        Vice President and Secretary           10-99

Carolyn Tiffany        Vice President and Treasurer           10-99

     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996 and the Chief Executive Officer of the Newkirk Group since November 1997. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotel Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. Mr. Braverman has also served as the Executive Vice President of the Newkirk Group since November 1997. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

     Each director and officer of the General Partners will hold office until the next annual meeting of stockholders of the General Partners and until his successor is elected and qualified.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to

Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

     There are no family relationships among the officers and directors of the General Partners.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership is not required to and did not pay remuneration to the officers and directors of the Investment General Partner, the Administrative General Partner or the Associate General Partner. Certain officers and directors of the Investment General Partner and the Administrative General Partner receive compensation from the Investment General Partner and the Administrative General Partner and/or their affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership. See also "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001:

 Name of Beneficial Owner(1)         Number of Units owned        % of Class
 ---------------------------         ---------------------        ----------

Millennium Funding III Corp.                80,444                  13.68%
Millennium Funding III LLC                  56,243                   9.56%
Millennium Funding I LLC                        20                     <1%
Millennium Funding Corp.                     2,942                     <1%

---------------

(1) The principal business address of all of these entities, each of which is an affiliate of the General Partners, is 527 Madison Avenue, New York, New York 10022.

     (b) Security Ownership of Management.

     At March 1, 2001, Presidio, the General Partners and their affiliates, officers and directors owned as a group own 139,649 Units representing approximately 23.75% of the total number of Units outstanding.

     (c) Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partners and certain affiliated entities have, during the year ended December 31, 2000, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:


                                                                                       Compensation from the
Name of Recipient                                   Capacity in Which Served                Partnership
------------------------------------------------------------------------------------------------------------
Resources High Equity Inc.                    Investment General Partner                            -- (1)

Resources Capital Corp.                       Administrative General Partner                 $1,371,252(2)

Presidio AGP Corp.                            Associate General Partner                              --(3)

Resources Supervisory Management              Affiliated Property Manager                    $  254,820(4)
  Corp.

Kestrel Management, L.P.                      Affiliated Property Manager                    $  248,299(4)

--------------

(1) Under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner, 4.8% to the Administrative General Partner and 0.1% to the Investment General Partner). Pursuant thereto, for the year ended December 31, 2000, $2,552 of the Partnership's taxable income was allocated to the Investment General Partner.

(2) $200,000 of this amount represents payment of the accountable expenses of the Administrative General Partner and $1,171,252 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. In addition, for the year ended December 31, 2000, $122,499 of the Partnership's taxable income was allocated to the Administrative General Partner.

(3) For the year ended December 31, 2000, $2,552 of the Partnership's taxable income was allocated to the Associate General Partner.

(4) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee payable to Resources Supervisory was $254,820, of which $102,405 was paid to unaffiliated management companies and $152,415 was paid to Kestrel. As of October 1, 2000 all property management services for the Partnership were being performed directly by Kestrel and Resources Supervisory was no longer performing any property management services. From October 1, 2000 through December 31, 2000, Kestrel received $95,884.

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


(b)  Reports on Form 8-K:

     The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

     None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)

                      HIGH EQUITY PARTNERS L.P. - SERIES 86

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      INDEX

                                                                          Page
                                                                         number
                                                                         ------
Additional financial information furnished pursuant to the requirements of Form 10-K:

Schedules - December 31, 2000, 1999 and 1998 and years then ended, as required:

     Schedule III - Real estate and accumulated depreciation               S-1
     Notes to Schedule III - Real estate and accumulated depreciation      S-2

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

                                    HIGH EQUITY PARTNERS, L.P.-SERIES 86

                                    By:  RESOURCES CAPITAL CORP.
                                         Administrative General Partner


Dated: March 30, 2001               By:  /s/ Michael L. Ashner
                                        ----------------------
                                            Michael L. Ashner
                                            President and Director
                                            (Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

Dated: March 30, 2001               By:  /s/ Michael L. Ashner
                                        ----------------------
                                             Michael L. Ashner
                                             President and Director
                                            (Principal Executive Officer)


Dated: March 30, 2001               By:  /s/ Carolyn Tiffany
                                        --------------------
                                             Carolyn Tiffany
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 86

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
================================================================================

                                                                                                                Costs
                                                                                                              Capitalized
                                                                                                            Subsequent to
                                                                                Initial Cost                 Acquisition
                                                                       ---------------------------  ------------------------------
                                                                                      Buildings
                                                                                        And
                           Description                Encumbrances        Land       Improvements     Improvement   Carrying Costs
                           -----------                ------------     --------------------------  --------------   --------------
RETAIL:

Melrose Crossing Shopping Center     Melrose Park, IL  $   --          $ 2,002,532   $ 12,721,968  $  1,157,596     $ 1,064,777

Matthews Township Festival Shopping  Matthews, NC          --            2,973,646     12,571,750       385,844       1,581,384
Center

Sutton Square Shopping Center        Raleigh, NC           --            2,437,500     10,062,500       516,533       1,025,898
                                                       ------          -----------   ------------  ------------     -----------
                                                           --            7,413,678     35,356,218     2,059,973       3,672,059
                                                       ------          -----------   ------------  ------------     -----------
OFFICE:

Commerce Plaza Office Building       Richmond, VA          --              733,279      7,093,435     2,127,019         468,324

Century Park I Office Complex        Kearny Mesa, CA       --            3,122,064     12,717,936     2,128,484       1,203,130

568 Broadway Office Building         New York, NY          --            2,318,801      9,821,517     5,204,060       1,220,484

Seattle Tower  Office Building       Seattle, WA           --            2,163,253      5,030,803     2,600,550         486,969
                                                       ------          -----------   ------------  ------------     -----------
                                                           --            8,337,397     34,663,691    12,060,113       3,378,907
                                                       ------          -----------   ------------  ------------     -----------
INDUSTRIAL:

Commonwealth Industrial Park         Fullerton, CA         --            3,749,700      7,125,300       862,289         767,573

TMR Warehouses                       Various, OH           --              369,215      5,363,935        37,708         435,653

Melrose (Lot #7)                     Melrose Park, IL      --              450,000           --            --            36,628
                                                                       -----------   ------------  ------------     -----------
                                                                         4,568,915     12,489,235       899,997       1,239,854
                                                       ------          -----------   ------------  ------------     -----------
                                                       $   --          $20,319,990   $ 82,509,144  $ 15,020,083     $ 8,290,820
                                                       ======          ===========   ============  ============     ===========



                                                       Reductions
                                                        Recorded
                                                      Subsequent to            Gross Amount at Which
                                                       Acquisition            Carried at Close of Period
                                                     --------------    --------------------------------------
                                                                                     Buildings
                                                                                       And                     Accumulated    Date
                           Description                 Write Downs         Land       Improvements    Total   Depreciation  Acquired
                           -----------               --------------    ---------------------------------------  ------------- ------
RETAIL:

Melrose Crossing Shopping Center     Melrose Park, IL $(12,100,000)    $   569,462   $ 4,277,411   $ 4,846,873  $ 3,024,229    1988

Matthews Township Festival Shopping  Matthews, NC       (5,300,000)      2,249,562     9,963,062    12,212,624    4,143,584    1988
Center

Sutton Square Shopping Center        Raleigh, NC              --         2,637,550    11,404,881    14,042,431    3,790,453    1988
                                                      ------------     -----------   ----------    -----------  ------------
                                                       (17,400,000)      5,456,574    25,645,354    31,101,928   10,958,266
                                                      ------------     -----------   ----------    -----------  ------------
OFFICE:

Commerce Plaza Office Building       Richmond, VA       (2,700,000)        556,352     7,165,705     7,722,057    2,721,141    1987

Century Park I Office Complex        Kearny Mesa, CA   (11,700,000)      1,092,744     6,378,870     7,471,614    3,431,944    1986

568 Broadway Office Building         New York, NY      (10,821,150)        922,338     6,821,374     7,743,712    3,151,977    1986

Seattle Tower  Office Building       Seattle, WA        (6,050,000)        724,808     3,506,767     4,231,575    1,613,723    1986
                                                      ------------     -----------   ----------    -----------  ------------
                                                       (31,271,150)      3,296,242    23,872,716    27,168,958   10,918,785
                                                      ------------     -----------   ----------    -----------  ------------
INDUSTRIAL:

Commonwealth Industrial Park         Fullerton, CA      (5,800,000)      2,032,937     4,671,925     6,704,862     2,072,015   1987

TMR Warehouses                       Various, OH              --           397,271     5,809,240     6,206,511     1,780,391   1988

Melrose (Lot #7)                     Melrose Park, IL         --           486,628        --           486,628        --       1988
                                                      ------------     -----------   -----------   -----------  ------------
                                                        (5,800,000)      2,916,836    10,481,165    13,398,001     3,852,406
                                                      ------------     -----------   -----------   -----------  ------------
                                                      $(54,471,150)    $11,669,652   $59,999,235   $71,668,887  $ 25,729,457
                                                      ============     ===========   ===========   ===========  ============


Note: The aggregate cost for Federal income tax purposes is $126,140,037 at December 31, 2000.

HIGH EQUITY PARTNERS L.P. - SERIES 86


NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000




(A) RECONCILIATION OF REAL ESTATE OWNED:



                                                     December 31,
                                       -----------------------------------------
                                          2000             1999          1998
                                       ------------   -----------    -----------
BALANCE AT BEGINNING OF YEAR           $71,214,936    $70,577,313    $69,554,362

ADDITIONS DURING THE YEAR
     Improvements to Real Estate           453,951        637,623      1,022,951

SUBTRACTIONS DURING THE YEAR
     Sales - Net                                --             --             --
                                       ------------   -----------    -----------
BALANCE AT END OF YEAR (1)             $71,668,887    $71,214,936    $70,577,313
                                       ============   ===========    ===========

(1) INCLUDES INITIAL COST OF THE PROPERTIES PLUS
      ACQUISITION AND CLOSING COSTS.



(B)  RECONCILIATION OF ACCUMULATED DEPRECIATION:



                                                    December 31,
                                     -----------------------------------------
                                       2000             1999          1998
                                     --------       -----------    -----------
BALANCE AT BEGINNING OF YEAR         $23,937,163    $22,228,503    $20,422,562

ADDITIONS DURING THE YEAR
     Depreciation Expense(1)           1,792,294      1,708,660      1,805,941

SUBTRACTIONS DURING THE YEAR
     Sales                                   --              --         --
                                     -----------    -----------    -----------
BALANCE AT END OF YEAR               $25,729,457    $23,937,163    $22,228,503
                                     ===========    ===========    ===========


(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.