Form 10-K/A
period 2000-12-31
HIGH EQUITY PARTNERS L P SERIES 86
filed 2001-06-12
CIK 784054

                                   FORM 10K/A
                                (Amendment No. 1)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                                 Commission File Number
December 31, 2000                                                       0-15753


                      HIGH EQUITY PARTNERS L.P. - SERIES 86
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               13-3314609
------------------------------                            ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


5 Cambridge Center, 9th Floor, Cambridge, MA                            02142
--------------------------------------------                         ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:               (617) 234-3000
                                                                  --------------


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


                       Documents incorporated by reference
                       -----------------------------------

                                      None

         The Annual Report on Form 10-K of High Equity Partners L.P. - Series 86 (the "Partnership") for the year ended December 31, 2000 is hereby amended to reflect that upon the conversion of the Partnership into Shelbourne Properties II, Inc. ("Shelbourne"), a publicly-traded real estate investment trust, each unit of limited partnership in the Partnership was converted to two shares of Shelbourne common stock. In this regard, the Annual Report is amended as follows:

         Item 8. Financial Statements is hereby amended by deleting Note 7 thereof in its entirety and inserting the following in lieu thereof.

7.       SETTLEMENT OF LAWSUIT
         ---------------------

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



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SHELBOURNE PROPERTIES II, L.P. (successor by merger to High Equity Partners, L.P.-Series 86)

                          By:   Shelbourne Properties II GP, LLC
                                General Partner

                                By:   Shelbourne Properties II, Inc.
                                      Member

Dated: June 12, 2001                  By: /s/ Michael L. Ashner
                                          --------------------------------------
                                              Michael L. Ashner
                                               President